Form 10-Q
period 2024-02-29
E-Smart Corp.
filed 2024-04-12
CIK 1995920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2024

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-275161

E-SMART CORP.

(Exact name of registrant as specified in its charter)

Nevada	7371	35-2810816
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Diana Vasylenko 7311 Oxford Ave

Philadelphia, PA 19111

Tel. +1620-3079197

Email: office@e-smart.io

(Address, including zip code, and telephone number, including area code,

of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)       No ( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ( )       No ( X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ( )	Large accelerated Filer ( )	Non-accelerated Filer (X)	Smaller reporting company (X)

Emerging growth company Yes (X)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,500,000 common shares issued and outstanding as of April 12, 2024.

E-SMART CORP.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements of E-SMART CORP. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

E-SMART CORP.

BALANCE SHEET

As of February 29, 2024, August 31, 2023

(UNAUDITED)

	February 29, 2024 (unaudited)	August 31, 2023 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$116	225
Prepaid expenses	-	-
Inventory	-	-
Total Current Assets	$116	225

Fixed Assets
Intangible assets, net	$156,641	16,500
Total Fixed Assets	$156,641	16,500
Total Assets	$156,757	16,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related Party Loans	$168,497	11,704
Accounts Payable	4,000	1,500
Total Current Liabilities	$172,497	13,204

Total Liabilities	$172,497	13,204

Stockholder’s Equity
Common stock, par value $0.001; 45,000,000 shares authorized, 4,500,000 shares issued and outstanding	4,500	4,500
Accumulated loss (deficit)	(20,240)	(979)
Total Stockholder’s Equity	$(15,740)	3,521

Total Liabilities and Stockholder’s Equity	$156,757	16,725

E-SMART CORP.

STATEMENT OF OPERATIONS

For three and six months ended February, 29 2024

(UNAUDITED)

	Three months ended February 29, 2024	Six months ended February 29, 2024

REVENUES	$2,900	2,900
Cost of Goods Sold
Gross Profit	2,900	2,900

OPERATING EXPENSES
Depreciation expense	6,850	8,358
General and Administrative Expenses	3,160	14,821
TOTAL OPERATING EXPENSES	(10,010)	(23,179)

NET LOSS FROM OPERATIONS	(7,110)	(20,279)
Other income	4	39
Total other income	4	39
NET INCOME	(7,106)	(20,240)

NET LOSS	$(7,106)	(20,240)
NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,500,000	4,500,000

E-SMART CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

For the three months ended February 29, 2024

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity/Deficit
	Shares	Amount

Balance, November 30, 2023	4,500,000	$4,500	$-	$(13,134)	$(8,634)
Net loss for the three months ended February 29, 2024	-	-	-	$(7,106)	(7,106)
Balance, February 29, 2024	4,500,000	$4,500	$-	(20,240)	$(15,740)

E-SMART CORP.

STATEMENT OF CASH FLOWS

For six months ended February 29, 2024

(UNAUDITED)

For the six months ended February 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(20,240)
Adjustments to reconcile net loss to net cash (used in) operating activities:	(6,426)
Depreciation	8,358
Accounts Payable	1,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(16,808)

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible Assets	(140,141)
Net cash used in Investing Activities	(140,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loan	156,793
Net cash provided by Financing Activities	156,793

NET INCREASE/DECREASE IN CASH	(156)

Cash, beginning of period	272

Cash, end of period	$116

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0
Income taxes paid	$0

E-SMART CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

February 29, 2024

(UNAUDITED)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

E-SMART Corp. (“the Company”, “we”, “us” or “our”) was incorporated on June 6, 2023 under the laws of the State of Nevada United States of America. E-SMART Corp. is an innovative digital platform that aims to revolutionize the tattoo industry by efficiently connecting tattoo artists and clients. Our platform is designed to enhance efficiency, simplifying the client-artist interaction process to meet the requirements of both clients and tattoo studios.

Our platform ensures a seamless experience for all users, providing a comprehensive database of skilled tattoo artists. Artists can easily showcase their exceptional work, and expand their client base. By including essential information and direct links to their social media profiles, we facilitate convenient access for users to view portfolios and initiate contact with their preferred artists. Masters interested in joining our platform shall contact us through our designated contacts and apply for inclusion in the database.

Our primary executive office is located at 7311 Oxford Ave Philadelphia, PA 19111, and we can be reached via phone at +16203079197.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

The results for the six months ended February 29, 2024 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended August 31, 2023, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2023 and for the related periods presented.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s yearend is August 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $116 of cash as of February 29, 2024.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $0 in prepaid expenses as of February 29, 2024.

Inventories

Intangible assets relate to the website development, which the Company purchased on June 30, 2023. The Website was put on use on August 30, 2023 and amortization is expected to cover a period of 5 years. Amortization expense for the period ended February 29, 2024 was $8,358. As of February 29, 2024, the amount of intangible assets is $156,642.

E-SMART Corp.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

February 29, 2024

(UNAUDITED)

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $4,000 in accounts payable as of February 29, 2024.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of equipment is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of February 29, 2024 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the six months ended February 29, 2024 the Company has generated $2,900 revenue.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of February 29, 2024 were no differences between our comprehensive loss and net loss.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees.

Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. All of the guidance will be effective for the Company in the fiscal year beginning February 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning February 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures. In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.

The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, rather than the lower of cost or market in the previous guidance. This amendment applies to inventory that is measured using first-in, first-out (FIFO). This amendment is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements and does not believe any of these pronouncements will have a material impact on the Company.

Note 4 – LOAN FROM DIRECTOR

For the six months ended February 29, 2024, our sole director has loaned to the Company $168,497. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $168,497 as of February 29, 2024.

Note 5 – FIXED ASSETS

	Useful Lives (Years)	February 29, 2024
Intangible assets	5	$165,000
Less accumulated depreciation		(8,359)
Net intangible assets		$156,641

Depreciation expense for the six months ended February 29, 2024 was $8,359.

Note 6 – COMMITMENTS AND CONTINGENCIES

Contractual commitments

On February 29, 2024, the Company incurred contractual payment commitment of $165,000 in connection with the development of its website.

Litigation

The Company was not subject to any legal proceedings from the period June 6, 2023 (Inception) to February 29, 2024 and no legal proceedings are currently pending or threatened to the best of our knowledge.

Note 7 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. On December 21, 2016 the Company issued Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of Common Stock, par value $0.001 per share.

On June 30, 2023, the Company issued 4,500,000 shares of common stock to its President and Incorporator, Diana Vasylenko, at $0.001 per share.

E-SMART CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

February 29, 2029

(UNAUDITED)

Note 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through February 2024, the date when the financial statements were available to be issued to determine if they must be reported.  Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

IN GENERAL

E-SMART CORP. (“Company”) was incorporated on June 06, 2023 under the laws of Nevada. We are a Nevada-incorporated Company focused on creating a platform that facilitates interaction between tattoo artists and enthusiasts. Our product will serve as a combined professional profile and artistic showcase for tattoo artists, enabling them to present their expertise and history in an aesthetically pleasing format. This platform simplifies the process for employers to identify and locate skilled artists within their vicinity. Moreover, our service offers users the capability to generate preliminary tattoo sketches through an AI-driven tattoo design tool.

We're a newly established tattoo industry Company, launching operations without prior user engagement.

Looking ahead, we have identified several key enhancements to further optimize our platform's functionality. Firstly, we plan to implement a clear and distinct separation between the platform for artists and clients. Our tattoo blog will feature distinct sections for tattoo masters and clients. Tattoo masters can access articles on tattoo technology, trends, and tools, aiding in skill enhancement. Meanwhile, clients will find content on design inspiration, artist selection, aftercare, and tattoo removal. This segregation optimizes user experience, delivering tailored information to each group.

In the near future, we aim to introduce a chatbot assistant, known as the Tattoo Bot, to elevate the user experience to new heights. This conversational agent will possess a wide range of functionalities, including assisting users with frequently asked questions, simplifying the artist selection process, and providing guidance in identifying the most suitable tattoo styles based on individual preferences. Furthermore, the Tattoo Bot will ensure seamless navigation throughout our website, fostering a user-friendly journey that eliminates confusion and frustration.

The automation capabilities of the Tattoo Bot will ensure its availability around the clock, offering a dependable source of assistance beyond regular business hours, which can instill trust and reliability in our Company.

E-Smart is a dynamic and forward-thinking digital platform that connects tattoo artists and clients seamlessly. By leveraging advanced technologies, offering comprehensive services, and prioritizing user convenience, we provide an unparalleled experience for all stakeholders in the tattoo industry.

INITIAL FOCUS OF OUR BUSINESS

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended, and therefore we intend to take advantage of certain exemptions from various public Company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in this prospectus, our periodic reports and our proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Common Stock that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1.00 billion in non-convertible debt in the prior three-year period.

We are not a “shell Company” within the meaning of Rule 405, promulgated pursuant to the Securities Act, because we have developed business plan and real business operations.

DEVELOPMENT OF THE DIGITAL PLATFORM

We believe that we will generate our main income from the sale of API packages in the next quarter. Within the first twelve months following the effective date of this prospectus, our objectives include key milestones within specific time frames to enhance user experience and expand the capabilities of our services:

Differentiation of Blog Features

Within the first 90 days, our primary focus is on collaborating with a third-party website developer to create separation of our blog for both artists and clients. This involves creating distinct sections tailored to each category, aiming for an optimized and user-centric design. Detailed cost projections for these developments are outlined in the accompanying financial details.

Personalization of AI Tattoo Idea Generator

By the 180th day, we plan to engage a third-party executor to personalize our AI tattoo idea generator. This strategic move is designed to enable users to generate personalized tattoo ideas based on specific requests, thereby significantly enhancing customization options. The associated costs for this initiative are detailed on page 21, showcasing our commitment to innovation.

Integration of Tattoo Bot

Continuing our strategic initiatives, within 270 days, we anticipate development and the seamless integration of the Tattoo Bot into our website. This automated assistant will address frequently asked questions, streamline the artist selection process, and offer guidance on suitable tattoo styles based on individual preferences.

The development of our digital platform is a pivotal phase, and we recognize the necessity of selling 100% of the shares to fund these ambitious yet essential endeavors.

Monetization Strategy:

Our monetization strategy includes offering an API - AI textual tattoo idea generator, enabling businesses and developers to leverage our technology to enhance their own products and services.

Businesses and developers can integrate this technology into their products and services by subscribing to the API. This API will be provided on a subscription basis, offering different tiers such as a 14-day pass and a 30-day pass. To obtain an AI key for API access, users can choose a pricing plan on our website and initiate contact by using the designated button, submitting their request. Additionally, we are exploring other revenue avenues, including premium features, and strategic partnerships with tattoo-related businesses.

Exploring collaborations with tattoo supply companies, tattoo equipment manufacturers, and other industry partners is essential for long-term growth and revenue diversification.

Continuous assessment of market trends and customer feedback will guide us in refining and expanding the functionality of our platform to unlock additional monetization opportunities.

Promotion and Marketing:

We have allocated funds for promoting our platform to attract a diverse user base, including tattoo artists and clients. Our comprehensive advertising campaign aims to increase platform visibility and drive user acquisition. To effectively reach our target audience, we will leverage social media marketing, online advertising channels, and strategic partnerships with industry influencers. We plan to develop compelling promotional materials, including videos, to showcase the platform's features and benefits, generating excitement and engagement. Depending on available funding, we may engage with promotional firms to accelerate our marketing efforts. Consideration will be given to investing in a year-long subscription for Google Adwords, providing a quality SEO campaign to improve our search engine visibility. Achieving all 100% of the shares sold would enable us to execute a comprehensive marketing strategy and maximize our promotional efforts.

Please note that the cost estimates, timelines, and funding details provided in this plan of operations are approximate and subject to adjustments based on market conditions, specific business requirements, and the success of the public offering.

Competitive strengths

We believe that the following strengths contribute to our success and differentiate us from our competitors:

Comprehensive Platform: E-Smart offers a comprehensive platform that caters to both tattoo artists and clients. It provides a seamless experience for connecting clients with tattoo masters, showcasing a diverse community of talented artists and a wide range of tattoo designs.

The platform aims to save time and effort for both tattoo artists and clients. By streamlining the process of client-master interaction, E-Smart eliminates the need for extensive online searches, endless communication, and promotion of services, making it convenient for both parties.

E-Smart incorporates cutting-edge AI technology into its platform, providing AI-powered services for a more intuitive and user-friendly experience. The AI textual tattoo idea generator offers more than 100 ideas of tattoo designs. The AI cost estimation feature helps users get an idea of the potential cost of their tattoo, aiding in budget planning.

E-Smart provides up-to-date news, trends, and guides from the tattoo world, serving as a valuable resource for both tattoo enthusiasts and professionals. It also offers information on innovative materials for tattoo artists, ensuring they stay informed about the latest advancements in the industry.

E-Smart aims to enhance the user experience through features like a tattoo blog, and future plans for a chatbot assistant. These additions provide convenience, guidance, and instant assistance, making the platform user-friendly and efficient.

As part of its monetization strategy, E-Smart plans to offer an API for the AI textual tattoo idea generator, allowing businesses and developers to integrate the technology into their own products and services. This opens up potential partnerships and revenue streams for the Company.

E-Smart positions itself as a secure and professional space for artists to exhibit their work. By showcasing portfolios, including essential information and social media profiles, the platform offers transparency and credibility to clients.

Overall, E-Smart's competitive strengths lie in its comprehensive platform, time-saving features, AI technology integration, information and inspiration resources, enhanced user experience, API offering, and focus on professionalism and security. These strengths position E-Smart as a valuable and reliable platform for connecting tattoo artists and clients in a convenient and efficient manner.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditures since our incorporation.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

We do not believe that any existing or probable government regulation on our business, including any applicable export or import regulation or control imposed by China will have a material impact on the way we conduct our business.

PATENTS, TRADEMARKS AND COPYRIGHTS

We do not own, either legally or beneficially, any patents or trademarks. We intend to protect our website (www.corpchee.com) with copyright laws. Beyond our trade name, we do not hold any other intellectual property.

The operational process for the tattoo price calculator is as follows:

The user furnishes essential details concerning the envisioned tattoo, encompassing dimensions, design intricacy, and body placement.

The AI processes this data, drawing from its repository of pricing trends, to derive an estimated cost range for the tattoo.

The AI accounts for diverse cost-influencing factors, including size, design complexity, and artist skill level, providing users with an average cost by States.

Subsequently, the user is furnished with the projected cost range, delivering a preliminary insight into the potential expenditure for their desired tattoo.

Significant Employees

We do not currently have any significant employees aside from Ms. Vasylenko.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Revenue and expenses

For the three months ended February 29, 2024, the Company generated total revenue of $2,900 from selling services to its customer. The expenses for the three months ended February 29, 2024 was $3160.

For the six months ended February 29, 2024, the Company generated total revenue of $2,900 from selling services to its customer. The expenses for the six months ended February 29, 2024 was $14,821.

Operating expenses

Total operating expenses for the three months ended February 29, 2024 were $3,160. Total operating expenses for the six months ended February 29, 2024 were $14,821.

Net Loss

The net loss for the three months ended February 29, 2024 was $7,106.

The net loss for the six months ended February 29, 2024 was $20,240.

LIQUIDITY AND CAPITAL RESOURCES

As at February 29, 2024, our total assets were $156,757. Total assets were comprised of $116 in current assets and $156,641 in fixed assets.

As at February 29, 2024, our current liabilities were $172,497 and Stockholders’ deficit was $20,240.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended February 29, 2024 net cash flows used in operating activities was negative $16,608

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended February 29, 2024 we have generated $140,141 of cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended February 29, 2024 net cash flows used in financing activities was $156,793.

MANAGEMENT’S DISCUSSION AND ANALYSIS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

-         Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

-         Provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;

-         Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

-         Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

-         Disclose certain executive compensation related items such as the correlation between executive compensation and performance comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. However, even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or the auditor attestation of internal controls over financial reporting.

We believe that we will be able to raise enough money through the offering to continue our proposed operations, but we cannot guarantee that once we continue operations we will stay in business after doing so. If we are unable to successfully find customers, we may quickly use up the proceeds from this offering and will need to find alternative sources.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated limited revenues. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of E-SMART Corp., any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to E-SMART Corp.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the 7311 Oxford Ave, Philadelphia, PA 19111 United States on April 12, 2024.

E-SMART CORP.

By: /s/ Diana Vasylenko

Name: Diana Vasylenko

Title: President, Treasurer, Secretary and Director

(Principal Executive, Financial and Accounting Officer)