Form 10-Q
period 2024-05-31
E-Smart Corp.
filed 2024-07-12
CIK 1995920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2024

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-216868

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,500,000 common shares issued and outstanding as of July 12, 2024.

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

E-SMART CORP.

BALANCE SHEET

As of May 31,2024 and August 31, 2023

	May 31, 2024 (unaudited)	August 31, 2023 (audited)
ASSETS
Current Assets
Cash and cash equivalents	$5	225
Total Current Assets	$5	225

Fixed Assets
Intangible assets, net	$157,192	16,500
Total Fixed Assets	$157,192	16,500
Total Assets	$157,197	16,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related Party Loans	$180,298	11,704
Deferred Revenue	307	1,500
Total Current Liabilities	$180,604	13,204

Total Liabilities	$180,604	13,204

Stockholder’s Equity
Common stock, par value $0.001; 45,000,000 shares authorized, 4,500,000 shares issued and outstanding as of August 31, 2023 and May 31, 2024	4,500	4,500
Accumulated deficit	(27,908)	(979)
Total Stockholder’s Equity/(Deficit)	$(23,408)	3,521

Total Liabilities and Stockholder’s Equity / (Deficit)	$157,197	16,725

E-SMART CORP.

STATEMENT OF OPERATIONS

For three and nine months ended May 31, 2024

(UNAUDITED)

	Three months ended May 31, 2024	Nine months ended May 31, 2024

REVENUES	$4,006	6,906
Cost of Goods Sold	-	-
Gross Profit	4,006	6,906

OPERATING EXPENSES
Depreciation expense	8,250	16,608
General and Administrative Expenses	3,425	17,256
TOTAL OPERATING EXPENSES	(11,675)	(33,864)

NET LOSS FROM OPERATIONS	(7,669)	(26,958)
Other income	1	29
Total other income	1	29
NET LOSS	$(7,668)	(26,929)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,500,000	4,500,000

E-SMART CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

For the three and nine months ended May 31, 2024

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’ Equity/Deficit
	Shares	Amount	Capital

Balance, February 29, 2024	4,500,000	$4,500	$-	$(20,240)	$(15,740)
Net loss for the three months ended May 31, 2024	-	-	-	$(7,668)	(7,668)
Balance, May 31, 2024	4,500,000	$4,500	$-	(27,908)	$(23,408)

Balance, August 31, 2023	4,500,000	$4,500	$-	$(979)	$3,521
Net Income for the nine months ended May 31, 2024	-	-	-	$(26,929)	(26,929)
Balance, May 31, 2024	4,500,000	$4,500	$-	(27,908)	$(23,408)

E-SMART CORP.

STATEMENT OF CASH FLOWS

For three months ended May 31, 2024

(UNAUDITED)

For the nine months ended May 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (26,929)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	16,608
Accounts Receivable	307
Accounts Payable	(1,500)
CASH FLOWS USED IN OPERATING ACTIVITIES	(11,514)

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible Assets	(157,300)
Net cash used in Investing Activities	(157,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loan	168,594
Net cash provided by Financing Activities	168,594

NET INCREASE/DECREASE IN CASH	(220)

Cash, beginning of period	225

Cash, end of period	$ 5

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0
Income taxes paid	$ 0

E-SMART CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

May 31, 2024

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

The results for the nine months ended May 31, 2024 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended August 31, 2023, filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $116 of cash as of May 31, 2024.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $0 in prepaid expenses as of May 31, 2024.

Inventories

Intangible assets relate to the website development, which the Company purchased on June 30, 2023. The Website was put on use on August 30, 2023 and amortization is expected to cover a period of 5 years. Amortization expense for the period ended May 31, 2024 was $16,608. As of May 31, 2024, the amount of intangible assets is $157,192.

E-SMART Corp.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

May 31, 2024

(UNAUDITED)

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $3,593 in accounts payable as of May 31, 2024.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of May 31, 2024 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the nine months ended May 31, 2024 the Company has generated $6,806 revenue.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of May 31, 2024 were no differences between our comprehensive loss and net loss.

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

Note 4 – LOAN FROM DIRECTOR

For the nine months ended May 31, 2024, our sole director has loaned to the Company $180,297. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $180,297 as of May 31, 2024.

E-SMART CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

May 31, 2024

(UNAUDITED)

Note 5 – FIXED ASSETS

	Useful Lives (Years)	May 31, 2024
Intangible assets	5	$173,800
Less accumulated depreciation		(16,608)
Net intangible assets		$157,192

Depreciation expense for the nine months ended May 29, 2024 was $16,608.

Note 6 – COMMITMENTS AND CONTINGENCIES

Contractual commitments

On May 31, 2024, the Company incurred contractual payment commitment of $165,000 in connection with the development of its website.

Litigation

The Company was not subject to any legal proceedings from the period June 6, 2023 (Inception) to May 31, 2024 and no legal proceedings are currently pending or threatened to the best of our knowledge.

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

Note 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through May 2024, the date when the financial statements were available to be issued to determine if they must be reported.  Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

DEVELOPMENT OF THE DIGITAL PLATFORM

We generate our income from the sale of API packages. Our objectives include key milestones to enhance user experience and expand the capabilities of our services:

Differentiation of Blog Features

Our primary focus is on collaborating with a third-party website developer to create separation of our blog for both artists and clients. This involves creating distinct sections tailored to each category, aiming for an optimized and user-centric design.

Personalization of AI Tattoo Idea Generator

We plan to engage a third-party executor to personalize our AI tattoo idea generator. This strategic move is designed to enable users to generate personalized tattoo ideas based on specific requests, thereby significantly enhancing customization options.

Integration of Tattoo Bot

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

Businesses and developers can integrate this technology into their products and services by subscribing to the API. This API is provided on a subscription basis, offering different tiers such as a 14-day pass and a 30-day pass. To obtain an AI key for API access, users can choose a pricing plan on our website and initiate contact by using the designated button, submitting their request. Additionally, we are exploring other revenue avenues, including premium features, and strategic partnerships with tattoo-related businesses.

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

COMPLIANCE WITH GOVERNMENT REGULATION

As a company, we understand the importance of complying with all applicable regulations, rules, and directives of governmental authorities and agencies. While we do not anticipate any immediate government approvals or regulations impacting our business, we remain committed to maintaining compliance with all applicable laws and regulations in any jurisdiction where we conduct activities.

PATENTS, TRADEMARKS AND COPYRIGHTS

We do not own, either legally or beneficially, any patents or trademarks. Beyond our trade name, we do not hold any other intellectual property.

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

Revenue and expenses

For the three months ended May 31, 2024, the Company generated total revenue of 4,006 from selling services to its customers. The expenses for the three months ended May 31, 2024 was $3,425.

For the nine months ended May 31, 2024, the Company generated total revenue of $6,906 from selling services to its customers. The expenses for the nine months ended May 31, 2024 was $17,256.

Operating expenses

Total operating expenses for the three months ended May 31, 2024 were $11,675. Total operating expenses for the nine months ended May 31, 2024 were $33,864.

Net Loss

The net loss for the three months ended May 31, 2024 was $7,668.

The net loss for the nine months ended May 31, 2024 was $26,929.

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2024, our total assets were $157,197. Total assets were comprised of $5 in current assets and $157,197 in fixed assets.

As at May 31, 2024, our current liabilities were $180,604 and Stockholders’ deficit was $28,007.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended May 31, 2024 net cash flows used in operating activities was negative $11,514.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended May 31, 2024 we have generated $157,300 of cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended May 31, 2024 net cash flows used in financing activities was negative $168,594

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the 7311 Oxford Ave, Philadelphia, PA 19111 United States on July 12, 2024.

E-SMART CORP.

By: /s/ _____Diana Vasylenko

_________________________

Name: Diana Vasylenko

Title: President, Treasurer, Secretary and Director

(Principal Executive, Financial and Accounting Officer)