Form 10-K
period 2024-08-31
E-Smart Corp.
filed 2024-12-12
CIK 1995920

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended AUGUST 31, 2024

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File No. 333-275161

E-SMART CORP.
(Exact name of registrant as specified in its charter)

Nevada	7371	35-2810816
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Diana Vasylenko

7311 Oxford Ave

Philadelphia, PA 19111

Tel. +1620-3079197

Email: office@e-smart.io

(Address, including zip code,

and telephone number, including area code,

of registrant’s principal executive offices)

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐       No ☒

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed fiscal year was 0$ as of August 31, 2024.

Class	Outstanding as of December 12, 2024
Common Stock: $0.001	5,799,469

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1. Description of Business

GENERAL INFORMATION ABOUT OUR COMPANY

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

Our Web Site

Our website is located at https://e-smart.io.

Monetization Strategy

Our monetization strategy includes offering an API - AI textual tattoo idea generator, enabling businesses and developers to leverage our technology to enhance their own products and services. Businesses and developers can integrate this technology into their products and services by subscribing to the API. This API is provided on a subscription basis, offering different tiers such as a 14-day pass and a 30-day pass. To obtain an AI key for API access, users can choose a pricing plan on our website and initiate contact by using the designated button, submitting their request. Additionally, we are exploring other revenue avenues, including premium features, and strategic partnerships with tattoo-related businesses. Exploring collaborations with tattoo supply companies, tattoo equipment manufacturers, and other industry partnersis essential for long-term growth and revenue diversification. Continuous assessment of market trends and customer feedback will guide us in refining and expanding the functionality of our platform to unlock additional monetization opportunities.

Competition

We operate in a highly competitive landscape within the tattoo industry, where innovation and efficient customer engagement are critical for success. The Company's digital platform aims to revolutionize the way tattoo artists and clients interact, focusing on time-saving solutions and a comprehensive range of services.

Marketing

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

Employees and Employment Agreements

At present, we have any significant employees aside from Ms. Vasylenko.

Item 1A. Risk Factors

Not required for Smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not required for Smaller reporting companies.

Item 2. Properties

We maintain our statutory registered agent's office in Nevada, USA and our mailing address is 7311 Oxford Ave, Philadelphia, PA 19111. Our phone number is +16203079197.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The company stock is not trading at the moment.

Registered Holders of our Common Stock

As of August 31, 2024, there were 1 record owners of our common stock including the director. Diana Vasylenko, the Company’s Director, paid $0.001 per share for the 4,500,000 shares of common stock she purchased from the Company on June 30, 2023.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended August 31, 2024 and 2023, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended August 31, 2024 and 2023, the Company did not repurchase any shares of its Common Stock.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have raised the funds necessary to conduct a marketing program.

PLAN OF OPERATIONS

FISCAL YEAR ENDED AUGUST 31, 2024 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 2023

During the years ended August 31, 2024 and 2023 we have generated $0 and $11,562 in revenues, respectively.

Our net loss for the fiscal year ended August 31, 2024 was $41,236 compared to a net loss of $979 during the fiscal year ended August 31, 2023.

Operating expenses incurred were $45,925 during fiscal year ended August 31, 2024 compared to $990 during fiscal year ended August 31, 2023. Operating expenses consist of mainly accumulated depreciation and professional fees.

The number of shares outstanding was 4,500,000 for the fiscal years ended August 31, 2024 and 2023.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED AUGUST 31, 2024 AND 2023

As of August 31, 2024, our total assets were $149,489 consisting of $546 cash and $148,942 intangible assets.  As of August 31, 2023, our total assets were $16,725 consisting of $225 cash and $16,500 intangible assets.

For the year ended August 31, 2024, net cash flows used in operating activities was $10,973. For the year ended August 31, 2023, net cash flows used in operating activities was $521.

Cash Flows in Investing Activities

For the year ended August 31, 2024, net cash flows generated in investing activities was $157,300. For the year ended August 31, 2023, net cash flows generated in investing activities was $16,500.

Cash Flows from Financing Activities

For the year ended August 31, 2024, net cash flows provided by financing activities was $168,594 from director loan. For the year ended August 31, 2023, net cash flows provided by financing activities was $16,203 from director loan and capital stock.

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

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2024. and for the related periods presented.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The Company’s Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm are set forth on pages F-1 through F-11 of this report and are incorporated by reference in this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

(a) Dismissal of Independent Registered Public Accounting Firm

On October 15, 2024, our Board of Directors approved the dismissal of Olayinka Oyebola & Co. (the "Former Auditor") as the Registrant's independent registered public accounting firm, effective immediately.

The reports of the Former Auditor on the Company’s financial statements for the period from June 6, 2023 (inception) through May 31, 2024 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern. During the period September 5, 2023, the date of our engagement with Former Auditor, and October 15, 2024, the date of dismissal, the Company did not experience any disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-K, between itself and Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Former Auditor’s satisfaction, would have caused Former Auditor to make reference to such disagreements in its audit reports. During the period June 6, 2023 (inception) through the date of the Former Auditor’s termination on October 15, 2024, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company provided Former Auditor with a copy of the above disclosures and requested that Former Auditor provide the Company with a letter addressed to the SEC stating whether or not it agrees with the statements made above. A copy of Former Auditor’s letter dated October 16, 2024 was furnished as Exhibit 16.1 to the current report on Form 8-K filed with the SEC by the Company on October 16, 2024.

(b) Appointment of Independent Registered Public Accounting Firm

On October 16, 2024, our Board of Directors approved the appointment of Victor Mokuolu CPA PLLC, as the Company's new independent registered public accounting firm for the year ended August 31, 2024.

During the Company’s fiscal years ended August 31, 2024 and August 31, 2023, and the subsequent interim period through the date of this report, neither the Company, nor anyone on its behalf has consulted with Victor Mokuolu CPA PLLC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed , or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company, and no written report or oral advice was provided to the Company by Victor Mokuolu CPA PLLC, that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a "disagreement" (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures. Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

•	Corporate governance - Key management personnel of the Company and members on the Board of Directors are the same. Functional responsibilities under corporate governance are performed by a director, who is also the Company's Chief Executive Officer. There is no audit committee. Consequently, these factors result in ineffective oversight in the establishment and monitoring of required internal controls and procedures, resulting in inadequate evaluation of the application of accounting principles and disclosures. Additionally, there is significant risk of management override of controls.
•	Absence of audit committee and internal audit function results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, resulting in inadequate evaluation of the application of accounting principles and disclosures. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is independent of management to provide the necessary oversight over management’s activities.

Policies and procedures

•	Risk Assessment - not having a sufficiently documented risk assessment process to identify and analyze risks of misstatement due to error and/or fraud, and not having sufficiently documented compliance communication and investigation policies.
•	Lack of formal policies and procedures results in ineffective controls over routine accounting transactions processing and financial reporting.

Accounting, Financial Close and Reporting

•	The Company does not have enough skilled accounting resources supporting the financial close and reporting processes to ensure (i) changes and entry to spreadsheets utilized in the financial reporting process were properly reviewed, (ii) significant estimates and judgments were adequately supported, reviewed, approved and evaluated against actual experiences, (iii) effective and timely analysis and reconciliation of significant accounts, and (iv) a proper review of period close entries and procedures.
•	Failure to properly design financial closing and reporting process to record, review, and monitor compliance with generally accepted accounting principles for transactions on a timely basis.
•	Inadequate Internal Controls: The Company has only one member of management who is also the Company’s sole director, therefore the Company lacks adequate segregation of duties.
•	Inadequate IT Controls: As of August 31, 2024, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control- Integrated Framework issued by COSO in 2013.

\

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The name, age and titles of our executive officer and Director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Diana Vasylenko 7311 Oxford Ave Philadelphia, PA 19111	25	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

The person named above has held his offices/positions since the inception of our Company and is expected to hold said offices/positions until the next annual meeting of our stockholders.

Resume

Diana Vasylenko has served as our Director since the inception of E-Smart Corp. on June 6, 2023.

In 2020, she graduated from Prague University of Economics and Business with a degree in International Business. Ms. Vasylenko has also completed an IT Professional Certification Program in 2018 and a Brand Management course in 2021, enhancing her expertise in strategic brand development and market positioning.

Delinquent Section 16(a) Reports

Our common stock is not registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Business Conduct

We have not adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K.

Board Committees

We do not have any Board Committees.

Item 11. Executive Compensation

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for each of the fiscal years listed.

SUMMARY COMPENSATION TABLE

Name	Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total Compensation ($)
Diana Vasylenko	President, Treasurer, Secretary and Director	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
		2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Since Inception on June 6, 2023, Diana Vasylenko only member of our Board of Director was not compensated for her services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of August 31, 2024 of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

Diana Vasylenko, President, CEO, Treasurer, Secretary and Chairman of the Board.	4,500,000 shares

Certain Stockholders

The following table sets forth certain information with respect to each person known by us to be the beneficial owner of five percent or more of either class of the Company’s outstanding common stock. The content of this table is based upon the most current information contained in Schedules 13D or 13G filings with the SEC, unless more recent information was obtained.

Diana Vasylenko, President, CEO, Treasurer, Secretary and Chairman of the Board.	100%

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On June 30, 2023, the Company issued 4,500,000 shares of common stock to its President and Incorporator, Diana Vasylenko, at $0.001 per share.

During the period from June 6, 2023 (inception) to August 31, 2024, Diana Vasylenko loaned $180,297 to the Company. This loan is non-interest bearing, due upon demand and unsecured.

Item 14. Principal Accountant Fees and Services

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit
OLAYINKA OYEBOLA & CO and Victor Mokuolu CPA PLLC for services for the fiscal years 2024 and 2023, respectively.

Fee Category	Fiscal Year 2024	Fiscal Year 2023
Audit Fees	$9,000	$14,600
Tax Fees	—	—
All Other Fees	—	—
Total	$9,000	$14,600

Audit Fees

Audit fees were for professional services rendered in connection with the audit of our annual financial statements set forth in our Annual Reports on Form 10-K, the review of our quarterly financial statements set forth in our Quarterly Reports on Form 10-Q and consents for other SEC filings.

Audit-Related Fees

Audit-related fees consist of fees billed for professional services for consultation on accounting matters.

Approval of Services Provided by Independent Registered Public Accounting Firm

The Board of Directors has considered whether the services provided under other non-audit services are compatible with maintaining the auditor’s independence and has determined that such services are compatible. The Board of Directors has adopted policies and procedures for pre-approving all non-audit work performed by the external auditors. The Board of Directors will annually pre-approve services in specified accounting areas. The Board of Directors also annually approves the budget for the annual generally accepted accounting principles (GAAP) audit.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) Financial Statements

The following documents are filed as part of this report:

The Financial Statements of E-SMART Corp. at August 31, 2024 and 2023, and for each of the two fiscal years in the period ended August 31, 2024, together with the reports of the Independent Registered Public Accounting Firms, are set forth on pages F-1 through F-11 of this Report.

(2) Not applicable.

(3) Exhibits

#	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 12, 2024.

E-SMART CORP.

By:	/s/ Diana Vasylenko
Name:	Diana Vasylenko
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 12, 2024.

Signature	Title

/s/ Diana Vasylenko	President, Chief Executive Officer, Treasurer, Secretary and Director
Diana Vasylenko	(Principal Executive Officer and Principal Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

E-SMART CORP.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

E-Smart Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

E-Smart Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of E-Smart Corp. (“the Company”) as of August 31, 2024, and August 31, 2023, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows, for the 12 months ended August 31, 2024 and the period from inception (June 6, 2023) to August 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024, and the period from inception (June 6, 2023) to August 31, 2023, and the results of its operations and its cash flows for the 12 months ended August 31, 2024, and the period from inception (June 6, 2023) to August 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company is currently experiencing losses and has not yet secured a stable revenue stream to cover its operating costs over a prolonged period. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Victor Mokuolu , CPA PLLC
We have served as the Company’s auditor since 2024.
Houston, Texas

December 12, 2024 PCAOB ID: 6771

E-SMART CORP.

BALANCE SHEETS

	August 31, 2024	August 31, 2023
ASSETS

Current Asset
Cash	$546	$225
Total Current Assets	546	225
Other Assets
Intangible Assets	173,800	16,500
Accumulated Amortization	(24,858)	-
Total Other Assets	148,942	16,500
Total Assets	$149,488	$16,725

LIABILITIES AND STOCKHOLDERS’ EQUITY/ (DEFICIT)
Current Liabilities
Accounts Payable	$-	$1,500
Total Current Liabilities	-	1,500
Long-Term Liabilities
Director Loan	180,297	11,704
Total Long-Term Liabilities	180,297	11,704
Total Liabilities	180,297	13,204

Stockholders’ Equity / (Deficit)
Common stock, par value $0.001; 45,000,000 shares authorized, 4,500,000 and 4,500,000 shares issued and outstanding	4,500	4,500
Additional Paid-in Capital	6,905	-
Retained Deficit	(42,215)	(979)
Total Stockholders’ Equity/ (Deficit)	(30,810)	3,521

Total Liabilities and Stockholders’ Equity/ (Deficit)	$149,488	$16,725

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

STATEMENTS OF OPERATIONS

	For the year ended August 31, 2024	From June 6, 2023 (Inception) to August 31, 2023

REVENUES	$11,935	$-
Discounts given	373
GROSS PROFIT	11,562

OPERATING EXPENSES
General and Administrative Expenses	45,925	990
TOTAL OPERATING EXPENSES	(45,925)	(990)

INCOME (LOSS) FROM OPERATIONS	(34,363)	(990)

OTHER INCOME (LOSS)
Interest Income	32	11
Interest Expense	(6,905)	-
TOTAL OTHER INCOME (LOSS)	(6,873)	11

PROVISION FOR INCOME TAXES	-	-

NET PROFIT/LOSS	$(41,236)	$(979)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,500,000	4,500,000

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

 FOR THE YEARS ENDED AUGUST 31, 2024 AND FROM JUNE 6, 2023 (INCEPTION) TO

AUGUST 31, 2023

	Common Stock		Additional Paid-in Capital	Retained	Total Stockholders’
	Shares	Amount		Deficit	Equity (Deficit)
Balance as of June 6, 2023 (Inception)	-	$-	$-	$-	$-
Common shares issued for cash at $0.001	4,500,000	4,500	-	-	4,500
Net Loss for the period from June 6, 2023 (Inception) to August 31, 2023	-	-	-	(979)	(979)
Balance at August 31, 2023	4,500,000	$4,500	$-	$(979)	$3,521
Imputed Interest	-	-	6,905	-	6,905
Net loss for the year ended August 31, 2024	-	-	-	(41,236)	(41,236)
Balance at August 31, 2024	4,500,000	$4,500	$6,905	$(42,215)	$(30,810)

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

STATEMENTS OF CASH FLOWS

	Year ended August 31, 2024	From June 6, 2023 (Inception) to August 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(41,236)	$(979)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Amortization	24,858	-
Accounts Payable	(1,500)	1,500
Imputed interest	6,905	-
CASH FLOWS PROVIDED BY / (USED IN) OPERATING ACTIVITIES	(10,973)	521

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible Assets	(157,300)	(16,500)
CASH FLOWS USED IN INVESTING ACTIVITIES	(157,300)	(16,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Director Loan	168,594	11,703
Capital Stock	-	4,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	168,594	16,203

NET CHANGE IN CASH	321	225
Cash, beginning of period	225	-
Cash, end of period	$546	$225

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

E-SMART Corp.

NOTES TO THE FINANCIAL STATEMENTS

Year ended August 31, 2024 and from June 6, 2023 (Inception) to

August 31, 2023

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

For the period from June 6, 2023, to August 31, 2023, the Company had no revenue, incurred a net loss of $979, and showed an accumulated deficit of $979. For the year ended August 31, 2024, the Company reported a gross profit of $11,562, incurred a net loss of $41,236, and showed an accumulated deficit of $42,215. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is August 31.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

FASB ASC Topic 820, "Fair Value Measurement," defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standards apply to recurring and nonrecurring fair value measurements of financial and non-financial assets and liabilities. The Company determines the fair values of its assets and liabilities based on a fair value hierarchy that includes three levels of inputs that may be used to measure fair value.

The three levels are defined as follows:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

All income tax amounts reflect the use of the liability method under accounting for income taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes arising primarily from differences between financial and tax reporting purposes. Current year expense represents the amount of income taxes paid, payable or refundable for the period.

Deferred income taxes, net of appropriate valuation allowances, are determined using the tax rates expected to be in effect when the taxes are actually paid. Valuation allowances are recorded against deferred tax assets when it is more likely than not that such assets will not be realized. When an uncertain tax position meets the more likely than not recognition threshold, the position is measured to determine the amount of benefit or expense to recognize in the financial statements.

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of August 31, 2024, there is no year currently under examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included in the income tax section of the statement of operations.

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

Revenue Recognition

Under Accounting Standards Codification No. 606, "Revenue from Contracts with Customers" ("ASC 606"), the Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. ASC 606 establishes a five-step model for revenue recognition:

1. Identify the contract with the customer: The Company enters into subscription agreements for its API services with customers. The Company offers the "AI Powered Tattoo Artist," a subscription-based API service that utilizes artificial intelligence to generate custom tattoo designs. The "AI Powered Tattoo Artist" API is available through both a free trial plan with limited features and paid subscription plans for different amount of API requests.

2. Identify the performance obligations in the contract: The Company's performance obligation is providing access to its API services for the subscription period.

3. Determine the transaction price: The transaction price is the fixed amount agreed upon in the subscription agreement, adjusted for any variable consideration such as discounts or rebates.

4. Allocate the transaction price to the performance obligations: The transaction price is allocated entirely to the performance obligation of API access.

5. Recognize revenue when (or as) the performance obligation is satisfied: Revenue is recognized over time as API access is provided, typically ratably over the subscription period.

Provisions for discounts, rebates, estimated returns, and other adjustments are considered variable consideration and are estimated and accounted for in determining the transaction price. Revenue is recognized only to the extent it is probable that a significant reversal will not occur.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – INTANGIBLE ASSETS

Intangible assets relate to the website and API software, which the Company purchased on June 30, 2023. The Website was put on use on August 30, 2023 and amortization is expected to cover a period of 5 years. Amortization expense for the period ended August 31, 2023 was $0. As of August 31, 2023, the amount of intangible assets is $16,500. As of August 31, 2024, the amount of intangible assets is $173,800 consisting of website and API. Amortization expense for the period ended August 31, 2024 was $24,858.

Intangible assets amounts are as follows:

	Website Development	Ai-Powered Tattoo Cost Calculator Api	Total
Estimated Useful Life (Years)	5	5

Total Cost of the Asset	$81,000	$92,800	$173,800
Accumulated Depreciation at August 31, 2024	(13,658)	(11,200)	(24,858)
Net Book Value at August 31, 2024	$67,342	$81,600	$148,942

Depreciation Expense for year ended August 31, 2024	$13,658	$11,200	$24,858
Depreciation Expense from June 6, 2023 (Inception) to August 31, 2023	$-	$-	$-

Note 5 – COMMON STOCK

The Company has 4,500,000, $0.001 par value shares of common stock authorized.

There were 4,500,000 shares of common stock issued and outstanding as of August 31, 2024 and 2023.

Voting Common Stock

All shares of common stock have voting rights and are identical. All holders of shares of voting common stock shall at every meeting of the stockholders be entitled to one vote for each share of the capital stock held by such stockholder.

Non-voting Common Stock

All of the other terms of the Non-Voting Common Stock shall be identical to the Voting Common Stock, except for the right of first refusal that attaches to the Non-Voting Common Stock, as explained in the Company’s Bylaws.

Note 6 – RELATED PARTY

Effective June 6, 2023, the Company entered a Loan Agreement with its CEO. The lender agreed to lend a total of $70,000 payable in applicable installments over the Term of the loan. The CEO agreed to an interest rate of 0% and a Term of 5 years. Effective November 14, 2023, the CEO agreed to increase maximum amount of the Loan to $220,000. The amount due under the Loan was $180,297 and $11,704 as of August 31, 2024 and 2023, respectively. Imputed interest expense of $6,905 for the year ended August 31, 2024 was recorded as additional paid in capital.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of November 30, 2023, the Company had net operating loss carry forwards of approximately $979. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at August 31, 2023 was approximately $206. The net change in valuation allowance during year ended August 31, 2024 was $42,215. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The provision for Federal income tax consists of the following:

	As of August 31, 2024	As of August 31, 2023
Non-current deferred tax assets:
Net operating loss carry forward	$(42,215)	$(979)
Total deferred tax assets	(8,865)	(206)
Valuation allowance	$8,865	$206
Net deferred tax assets	$-	$-

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31, 2024. All tax years since inception remain open for examination by taxing authorities.

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended August 31, 2024 as follows:

	Year ended August 31, 2024	Year ended August 31, 2023
Computed “expected” tax expense (benefit)	$8,865	$(206)
Change in valuation allowance	$(8,865)	$206
Actual tax expense (benefit)	$-	$-

Note 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. From August 31, 2024 through December 6, 2024, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 9 – SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855 “Subsequent Events”, the Company has analyzed its operations through by December 11, 2024 and the date these financial statements were available to be issued, for the period from September 1, 2024 till December 11, 2024 the Company issued 1,299,469 shares of common stocks at $0.03 per share for cash proceeds of $29,238.

