Form 10-Q
period 2024-11-30
E-Smart Corp.
filed 2025-01-14
CIK 1995920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)       No ( )

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ( )       No (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ( )	Large accelerated Filer ( )	Non-accelerated Filer (Х)	Smaller reporting company (X)	Emerging growth company (X)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ( ).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,799,469 common shares issued and outstanding as of January 14, 2025.

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

E-SMART CORP.

Condensed Balance Sheets as of November 30, 2024 and August 31, 2024 (audited)

	November 30, 2024 (unaudited)	August 31, 2024 (audited)
ASSETS
Current Assets
Cash and cash equivalents	$3,945	$546
Total Current Assets	$3,945	$546

Other Current Assets
Prepaid Expenses	$18,321	$-
Total Other Current Assets	$18,321	$-

Fixed Assets
Intangible assets, net	$173,800	$173,800
Accumulated Amortization	(33,548)	(24,858)
Total Fixed Assets	$140,252	$148,942
Total Assets	$162,518	$149,488

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Related Party Loans	$179,808	$180,297
Deferred Revenue	2,725	-
Total Current Liabilities	$182,533	$180,297
Total Liabilities	$182,533	$180,297

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 45,000,000 shares authorized, 5,520,003 shares issued and outstanding as of November 30, 2024 and 4,500,000 as of August 31, 2024	5,520	4,500
Additional Paid-in Capital	31,194	6,905
Accumulated deficit	(56,729)	(42,215)
Total Stockholders’ Equity (Deficit)	$(20,015)	$(30,810)
Total Liabilities and Stockholders’ Equity / (Deficit)	$162,518	$149,488

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

Condensed Statements of Operations for the three months ended November 30, 2024 and 2023 (Unaudited)

	Three months ended November 30, 2024	Three months ended November 30, 2023

REVENUES	$4,451	$-
Discounts given	32	-
GROSS PROFIT	4,419	-

OPERATING EXPENSES
General and Administrative Expenses	16,579	12,180
TOTAL OPERATING EXPENSES	(16,579)	(12,180)

NET INCOME (LOSS) FROM OPERATIONS	(12,160)	(12,180)

OTHER LOSS
Interest Income	$5	$25
Interest Expense	$(2,359)	$-
TOTAL OTHER LOSS	$(2,354)	$25

PROVISION FOR INCOME TAXES	-	-

NET PROFIT/LOSS	$(14,514)	$(12,155)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,719,210	4,500,000

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended November 30, 2024 and 2023 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital		Equity/Deficit

Balance, August 31, 2024	4,500,000	$4,500	$6,905	$(42,215)	$(30,810)
Common Shares Issued for Cash	1,020,003	1,020	21,930	-	22,950
Imputed Interest	-	-	2,359	-	2,359
Net loss for the three months ended November 30, 2024	-	-	-	(14,514)	(14,514)

Balance, November 30, 2024	5,520,003	$5,520	$31,194	$(56,729)	$(20,015)

Balance, August 31, 2023	4,500,000	$4,500	$-	$(979)	$3,521
Net loss for the three months ended November 30, 2023	-	-	-	(12,155)	(12,155)

Balance, November 30, 2023	4,500,000	$4,500	$-	$(13,134)	$(8,634)

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

Condensed Statements of Cash Flows for the three months ended November 30, 2024 and 2023 (Unaudited)

	For the three months ended November 30, 2024	For the three months ended November 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(14,514)	$(12,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	8,690	1,508
Accounts Payable	-	(1,500)
Prepaid Expense	(18,321)	-
Deferred revenue	2,725	-
Imputed interest	2,359	-
CASH FLOWS PROVIDED BY / (USED IN) OPERATING ACTIVITIES	(19,061)	(12,147)

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible Assets	-	(64,500)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(64,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Director Loan (repayment)	(490)	76,694
Issuance of capital stock	22,950	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	22,460	76,694

NET CHANGE IN CASH	3,399	47
Cash, beginning of period	546	225
Cash, end of period	$3,945	$272

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2024 AND 2023 (UNAUDITED)

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

E-Smart Corp. has only generated $4,419 revenue and incurred a net loss of $14,514 for the three months ended November 30, 2024, additionally, its reporting an accumulated deficit since inception of $56,729 as of November 30, 2024.

The Company's capacity to operate as a going concern is reliant on its ability to generate profitable operations in the future and/or secure the required funding to meet its obligations and settle liabilities resulting from standard business operations when they become due. Management plans to finance operational expenses for the next twelve months by using available cash on hand, as well as loans from directors and/or a private offering of Common Stock.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year end is August 31.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,945 and $546 of cash as of November 30, 2024 and 2023, respectively.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

As of November 30, 2024 and November 30, 2023, there were $18,821 and $0 in prepaid expenses, respectively. The prepaid balance as of November 30, 2024 is related to a 12-month Server Lease. The 12-month Server Lease was not accounted for under ASC 842 due to the Company’s election to not apply the recognition requirements of ASC 842 to short-term leases (leases with terms of twelve months or less). The balance will be amortized straight-line over the 12-month term of the lease which commenced on October 24, 2024. During the three months ended November 30, 2024 we recognized $1,700 of server expense.

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had no accounts payable as of November 30, 2024.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of November 30, 2024, there is no year currently under examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included in the income tax section of the statement of operations.

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

Note 4 – INTANGIBLE ASSETS

Intangible assets relate to the website and API software, which the Company purchased on June 30, 2023. The Website was put on use on August 30, 2023 and amortization is expected to cover a period of 5 years. Amortization expense for the period ended August 31, 2023 was $0. As of August 31, 2023, the amount of intangible assets is $16,500. As of November 30, 2024, the amount of intangible assets is $173,800 consisting of website and API. Amortization expense for the three months ended November 30, 2024 was $8,690. Amortization expense for the all period ended November 30, 2024 was $33,548.

Intangible assets amounts are as follows:

	Website Development	Ai-Powered Tattoo Cost Calculator Api	Total
Estimated Useful Life (Years)	5	5

Total Cost of the Asset	$81,000	$92,800	$173,800
Accumulated Amortization at August 31, 2024	(18,298)	(15,250)	(33,548)
Net Book Value at August 31, 2024	$62,702	$77,550	$140,252

Amortization Expense for three months ended November 30, 2024	$4,640	$4,050	$8,690

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On June 30, 2023, the Company issued 4,500,000 shares of common stock to its President and Incorporator, Diana Vasylenko, at $0.001 per share.

During the three months ended November 30, 2024, the Company issued 1,020,003 shares of common stock for cash proceeds at $0.0225 per share for a total of $22,950.

As of November 30, 2024, the Company had 5,520,003 shares issued and outstanding.

Note 6 – RELATED PARTY

Effective June 6, 2023, the Company entered a Loan Agreement with its CEO. The lender agreed to lend a total of $70,000 payable in applicable installments over the Term of the loan. The CEO agreed to an interest rate of 0% and a Term of 5 years. Effective November 14, 2023, the CEO agreed to increase maximum amount of the Loan to $220,000. The amount due under the Loan was $179,808 and $88,397 as of November 30, 2024 and 2023, respectively. Imputed interest expense of $2,359 for the three months ended November 30, 2024 was recorded as additional paid in capital.

Note 7 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. As of November 30, 2024, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 8 – SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855 “Subsequent Events”, the Company has analyzed its operations through by January 14, 2025 and the date these financial statements were available to be issued, for the period from December 1, 2024 till January 14, 2025 the Company issued 279,466 shares of common stocks at $0.0225 per share for cash proceeds of $6,288.

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

IN GENERAL

E-Smart Corp. (“Company”) was incorporated on June 06, 2023 under the laws of Nevada. We are a Nevada-incorporated Company focused on creating a platform that facilitates interaction between tattoo artists and enthusiasts. Our product serves as a combined professional profile and artistic showcase for tattoo artists, enabling them to present their expertise and history in an aesthetically pleasing format. This platform simplifies the process for employers to identify and locate skilled artists within their vicinity. Moreover, our service offers users the capability to generate preliminary tattoo sketches through an AI-driven tattoo design tool.

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

PROMOTION AND MARKETING

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended November 30, 2024 compared to November 30, 2023

Revenue

For the three months ended November 30, 2024, the Company generated total revenue of 4,419 from selling services to its customers.

The expenses for the three months ended November 30, 2024 was $9,748.

For the three months ended November 30, 2023, the Company generated no revenue.

The expenses for the three months ended November 30, 2024 was $11,172.

Operating expenses

Total operating expenses for the three months ended November 30, 2024 ware $16,579. The operating expenses included bank service charges ($15), Business Licenses and Permits ($220), Amortization Expense ($8,690), Legal & Professional Fees ($300), Legal & Professional Services ($5,627), Postage and Delivery ($27), Server leasing expense ($1,700).

Total operating expenses for the three months ended November 30, 2023 were $12,180. The operating expenses included Business Licenses and Permits ($236), Amortization Expense ($1,508), Legal & Professional Fees ($10,375), Postage and Delivery ($61).

Net Loss

The net loss for the three months ended November 30, 2024 was $14,514.

The net loss for the nine months ended November 30, 2024 was $12,155.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended November 30, 2024 compared to November 30, 2023

As at November 30, 2024, our Assets were $163,018. Total Assets included Current Assets $22,767 and Fixed Assets $140,252. As at November 30, 2024, our Liabilities were $182,533 and Equity was ($19,515).

As at November 30, 2023, our Assets were $79,764. Total Assets included Current Assets $272 and Fixed Assets $79,492. As at November 30, 2023, our Liabilities were $88,398 and Equity was ($8,634).

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended November 30, 2024 net cash flows used in operating activities was negative $19,061.

For the three months ended November 30, 2023 net cash flows used in operating activities was negative $12,147.

CASH FLOWS FROM INVESTING ACTIVITIES

We had no cash used in investing activities during the three months ended November 30, 2024.

For the three months ended November 30, 2023 we have generated $64,500 of cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended November 30, 2024 net cash flows used in financing activities was $22,460.

For the three months ended November 30, 2023 net cash flows used in financing activities was negative $76,694.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the 7311 Oxford Ave, Philadelphia, PA 19111 United States on January 14, 2025.

E-SMART CORP.

By: /s/ Diana Vasylenko

Name: Diana Vasylenko

Title: President, Chief Executive Officer, Treasurer, Secretary and Director

(Principal Executive, Financial and Accounting Officer)