Form 10-Q
period 2025-02-28
E-Smart Corp.
filed 2025-04-10
CIK 1995920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2025

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,799,469 common shares issued and outstanding as of April 10, 2025.

E-SMART CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Condensed Balance Sheets as of February 28, 2025 (Unaudited) and August 31, 2024	4

	Condensed Statements of Operations for the three and six months ended February 28, 2025 and February 29, 2024 (Unaudited)	5

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended February 28, 2025 and February 29, 2024 (Unaudited)	6

	Condensed Statements of Cash Flows for the six months ended February 28, 2025 and February 29, 2024 (Unaudited)	7

	Notes to the Condensed Financial Statements for the three and six months ended February 28, 2025 and February 29, 2024 (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Securities Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

	Signatures	18

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

E-SMART CORP.

Condensed Balance Sheets

	February 28, 2025 (unaudited)	August 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$763	$546
Total Current Assets	$763	$546

Other Current Assets
Prepaid Expenses	$13,221	$-
Total Other Current Assets	$13,221	$-

Fixed Assets
Intangible assets, net	$173,800	$173,800
Accumulated Amortization	(42,238)	(24,858)
Total Fixed Assets	$131,562	$148,942
Total Assets	$145,546	$149,488

STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Related Party Loans	$176,808	$180,297
Deferred Revenue	3,189	-
Total Current Liabilities	$179,997	$180,297
Total Liabilities	$179,997	$180,297

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,799,469 shares issued and outstanding as of February 28, 2025 and 4,500,000 as of August 31, 2024	5,799	4,500
Additional Paid-in Capital	39,493	6,905
Accumulated deficit	(79,743)	(42,215)
Total Stockholders’ Deficit	$(34,451)	$(30,810)
Total Liabilities and Stockholders’ Deficit	$145,546	$149,488

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

Condensed Statements of Operations

	Three months ended February 28, 2025 (Unaudited)	Three months ended February 29, 2024 (Unaudited)	Six months ended February 28, 2025 (Unaudited)	Six months ended February 29, 2024 (Unaudited)

REVENUES	$5,895	$2,900	$10,346	$2,900
Discounts given	10	-	42	-
GROSS PROFIT	5,885	2,900	10,303	2,900

OPERATING EXPENSES
General and Administrative Expenses	26,609	7,260	43,188	19,440
TOTAL OPERATING EXPENSES	$(26,609)	$(7,260)	$(43,188)	$(19,440)

NET LOSS FROM OPERATIONS	$(20,724)	$(4,360)	$(32,885)	$(16,540)

OTHER LOSS
Interest Income	$-	$4	$5	$29
Interest Expense	(2,290)	-	(4,649)	-
TOTAL OTHER LOSS	$(2,290)	$4	$(4,644)	$29

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(23,014)	$(4,356)	$(37,529)	$(16,511)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,707,188	4,500,000	5,189,281	4,500,000

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the three and six months ended February 28, 2025 and February 29, 2024 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity/Deficit
	Shares	Amount

Balance, August 31, 2023	4,500,000	$4,500	$-	$(979)	$3,521
Net Loss for the Period	-	-	-	(12,155)	(12,155)
Balance, November 30, 2023	4,500,000	$4,500	$-	$(13,134)	$(8,634)
Net Loss for the Period	-	-	-	(7,106)	(7,106)
Balance, February 29, 2024	4,500,000	$4,500	$-	$(20,240)	$(15,740)

Balance, August 31, 2024	4,500,000	$4,500	$6,905	$(42,215)	$(30,810)
Common Shares Issued for Cash	1,020,003	1,020	21,930	-	22,950
Imputed Interest	-	-	2,359	-	2,359
Net Loss for the Period	-	-	-	(14,514)	(14,514)

Balance, November 30, 2024	5,520,003	$5,520	$31,194	$(56,729)	$(20,015)
Common Shares Issued for Cash	279,466	279	6,009	-	6,288
Imputed Interest	-	-	2,290	-	2,290
Net Loss for the Period	-	-	-	(23,014)	(23,014)
Balance, February 28, 2025	5,799,469	$5,799	$39,493	$(79,743)	$(34,451)

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

Condensed Statements of Cash Flows

	For the six months ended February 28, 2025	For the six months ended February 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(37,529)	$(16,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	17,380	5,608
Accounts Payable	-	2,500
Prepaid Expense	(13,221)	-
Deferred revenue	3,189	-
Imputed interest	4,649	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(25,531)	(8,403)

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible Assets	-	(148,500)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(148,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Director Loan (proceeds /repayment)	(3,490)	156,794
Issuance of capital stock	29,238	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	25,748	156,794

NET CHANGE IN CASH	217	(109)
Cash, beginning of period	546	225
Cash, end of period	$763	$116

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

Notes to the Condensed Financial Statements

For the three and six months ended February 28, 2025 and February 29, 2024 (Unaudited)

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

E-Smart Corp. has generated $10,346 revenue and incurred a net loss of $37,529 for the six months ended February 28, 2025, additionally, its reporting an accumulated deficit since inception of $79,743 as of February 28, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $763 and $546 of cash as of February 28, 2025 and August 31, 2024, respectively.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

As of February 28, 2025 and February 29, 2024, there were $13,221 and $0 in prepaid expenses, respectively. The prepaid balance as of February 28, 2025 is related to a 12-month Server Lease. The 12-month Server Lease was not accounted for under ASC 842 due to the Company’s election to not apply the recognition requirements of ASC 842 to short-term leases (leases with terms of twelve months or less). The balance will be amortized straight-line over the 12-month term of the lease which commenced on October 24, 2024. During the three months ended February 28, 2025 we recognized $5,100 of server expense.

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had no accounts payable as of February 28, 2025.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of February 28, 2025, there is no year currently under examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included in the income tax section of the statement of operations.

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

Note 4 – INTANGIBLE ASSETS

Intangible assets relate to the website and API software, which the Company purchased on June 30, 2023. The Website was put on use on August 30, 2023 and amortization is expected to cover a period of 5 years. As of February 28, 2025, the amount of intangible assets is $173,800 consisting of website and API. Amortization expense for the six months ended February 28, 2025 was $17,380. Amortization expense for the period ended February 28, 2025 was $42,238.

Intangible assets amounts are as follows:

	Website Development	Ai-Powered Tattoo Cost Calculator Api	Total
Estimated Useful Life (Years)	5	5

Total Cost of the Asset	$81,000	$92,800	$173,800
Accumulated Amortization at February 28, 2025	(22,938)	(19,300)	(42,238)
Net Book Value at February 28, 2025	$58,062	$73,500	$131,562

Amortization Expense for six months ended February 28, 2025	$9,280	$8,100	$17,380

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On June 30, 2023, the Company issued 4,500,000 shares of common stock to its President and Incorporator, Diana Vasylenko, at $0.001 per share.

During the three months ended February 28, 2025, the Company issued 279,466 shares of common stock for cash proceeds at $0.0225 per share for a total of $6,288.

During the six months ended February 28, 2025, the Company issued 1,299,469 shares of common stock for cash proceeds at $0.0225 per share for a total of $29,238.

As of February 28, 2025, the Company had 5,799,469 shares issued and outstanding.

Note 6 – RELATED PARTY

Effective June 6, 2023, the Company entered a Loan Agreement with its CEO. The lender agreed to lend a total of $70,000 payable in applicable installments over the Term of the loan. The CEO agreed to an interest rate of 0% and a Term of 5 years. Effective November 14, 2023, the CEO agreed to increase maximum amount of the Loan to $220,000.

As of February 28, 2025 and August 31, 2024, the amount due to a related party was $176,808 and $180,297, respectively.

Imputed interest expense of $2,359 and $4,649 for the three and six months ended February 28, 2025 was recorded as additional paid in capital.

Note 7 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. As of February 28, 2025, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 8 – SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855 “Subsequent Events”, the Company has analyzed its operations subsequent to February 28, 2025, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

PROMOTION AND MARKETING

We have budgeted funds to promote our platform to attract a diverse user base, including tattoo artists and clients. Our comprehensive advertising campaign aims to increase platform visibility and drive user acquisition. To effectively reach our target audience, we will leverage social media marketing, online advertising channels, and strategic partnerships with industry influencers. We plan to develop compelling promotional materials, including videos, to showcase the platform's features and benefits, generating excitement and engagement. Depending on the availability of funds, we may engage with promotional firms to accelerate our marketing efforts. Consideration will be given to investing in a year-long subscription for Google Adwords, providing a quality SEO campaign to improve our search engine visibility.

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

PATENTS, TRADEMARKS AND COPYRIGHTS

We do not own, either legally or beneficially, any patents or trademarks. We intend to protect our website (https://e-smart.io/) with copyright laws. Beyond our trade name, we do not hold any other intellectual property.

SIGNIFICANT EMPLOYEES

We do not currently have any significant employees aside from Ms. Vasylenko.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Results of Operations for the three months ended February 28, 2025 as compared to the three months ended February 29, 2024

Revenue

For the three months ended February 28, 2025, the Company generated total revenue of $5,885 from selling services to its customers.

The expenses for the three months ended February 28, 2025 was $20,079.

For the three months ended February 29, 2024, the Company generated total revenue of $2,900 from selling services to its customers.

The expenses for the three months ended February 29, 2024 was $3,160.

Operating expenses

Total operating expenses for the three months ended February 28, 2025 ware $26,609. The operating expenses included bank service charges ($72), Amortization Expense ($8,690), Legal & Professional Fees ($2,847), Legal & Professional Services ($9,704), Postage and Delivery ($66), Exchange Gain or Loss ($130), Server leasing expense ($5,100).

Total operating expenses for the three months ended February 29, 2024 were $7,260. The operating expenses included Amortization Expense ($4,100), Legal & Professional Fees ($3,000), Legal & Professional Services ($121), Postage and Delivery ($39).

Net Loss

The net loss for the three months ended February 28, 2025 was $23,014.

The net loss for the three months ended February 29, 2024 was $4,356.

Results of Operations for the six months ended February 28, 2025 as compared to the six months ended February 29, 2024

Revenue

For the six months ended February 28, 2025, the Company generated total revenue of $10,303 from selling services to its customers.

The expenses for the six months ended February 28, 2025 was $30,326.

For the six months ended February 29, 2024, the Company generated total revenue of $2,900 from selling services to its customers.

The expenses for the six months ended February 29, 2024 was $13,832.

Operating expenses

Total operating expenses for the six months ended February 28, 2025 ware $43,188. The operating expenses included bank service charges ($88), Amortization Expense ($17,380), Legal & Professional Fees ($3,147), Legal & Professional Services ($15,331), Business Licenses and Permits ($220), Postage and Delivery ($92), Exchange Gain or Loss ($130), Server leasing expense ($6,800).

Total operating expenses for the six months ended February 29, 2024 were $19,440. The operating expenses included Amortization Expense ($5,608), Business Licenses and Permits ($236), Legal & Professional Fees ($13,375), Legal & Professional Services ($121), Postage and Delivery ($100).

Net Loss

The net loss for the six months ended February 28, 2025 was $37,529.

The net loss for the six months ended February 29, 2024 was $16,511.

LIQUIDITY AND CAPITAL RESOURCES

Period ended February 28, 2025 compared to period ended August 31, 2024

As at February 28, 2025, our Assets were $145,546. Total Assets included Current Assets $13,984 and Fixed Assets $131,562. As at February 28, 2025, our Liabilities were $179,997 and Equity was ($34,451).

As at August 31, 2024, our Assets were $149,488. Total Assets included Current Assets $546 and Fixed Assets $148,942. As at August 31, 2024, our Liabilities were $180,297 and Equity was ($30,809).

On December 12, 2024, the Company completed its public offering of shares, issuing 1,299,469 free-trading shares of Common Stock, each with a par value of $0.0225, to a total of 31 free-trade shareholders. The offering resulted in total proceeds of $29,238. These proceeds have been allocated toward legal and audit fees. The remaining funds are planned to be used for website upgrades and product development expansion, in alignment with the plans outlined in the Company’s S-1 filing.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended February 28, 2025 net cash flows used in operating activities was negative $25,531.

For the six months ended February 29, 2024 net cash flows used in operating activities was negative $8,403.

CASH FLOWS FROM INVESTING ACTIVITIES

We had no cash used in investing activities during the six months ended February 28, 2025.

For the six months ended February 29, 2024 we have generated $148,500 of cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended February 28, 2025 net cash flows used in financing activities was $25,748.

For the six months ended February 29, 2024 net cash flows used in financing activities was negative $156,794.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the 7311 Oxford Ave, Philadelphia, PA 19111 United States on April 10, 2025.

E-SMART CORP.

By: /s/ Diana Vasylenko

Name: Diana Vasylenko

Title: President, Chief Executive Officer, Treasurer, Secretary and Director

(Principal Executive, Financial and Accounting Officer)