Form 10-Q
period 2025-05-31
E-Smart Corp.
filed 2025-07-14
CIK 1995920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2025

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,799,469 common shares issued and outstanding as of July 14 2025.

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

E-SMART CORP.

Condensed Balance Sheets

	May 31, 2025 (unaudited)	August 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$4,358	$546
Total Current Assets	4,358	546

Other Current Assets
Prepaid Expenses	19,371	-
Accounts Receivable	2,500	-
Total Other Current Assets	21,871	-

Intangible assets
Intangible assets, net	173,800	173,800
Accumulated Amortization	(50,928)	(24,858)
Total Intangible assets	122,872	148,942
Total Assets	149,101	149,488

STOCKHOLDERS’ DEFICIT AND LIABILITIES
Liabilities
Current Liabilities
Related Party Loans	$202,046	$180,297
Deferred Revenue	3,133	-
Accounts Payable	10,198	-
Total Current Liabilities	215,377	180,297
Total Liabilities	215,377	180,297

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,799,469 shares issued and outstanding as of May 31, 2025 and 4,500,000 as of August 31, 2024	5,799	4,500
Additional Paid-in Capital	42,090	6,905
Accumulated deficit	(114,165)	(42,215)
Total Stockholders’ Deficit	(66,276)	(30,810)
Total Liabilities and Stockholders’ Deficit	$149,101	$149,488

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

Condensed Statements of Operations (Unaudited)

	Three months ended May 31, 2025	Three months ended May 31, 2024	Nine month ended May 31, 2025	Nine months ended May 31, 2024

REVENUES	$9,756	$4,100	$20,101	$7,000
Discounts given	-	(94)	(42)	(94)

GROSS PROFIT	9,756	4,006	20,059	6,906

OPERATING EXPENSES
General and Administrative Expenses	41,582	11,675	84,770	33,864

TOTAL OPERATING EXPENSES	(41,582)	(11,675)	(84,770)	(33,864)

LOSS FROM OPERATIONS	(31,826)	(7,669)	(64,711)	(26,958)

OTHER LOSS
Interest Income	-	1	5	29
Interest Expense	(2,597)	-	(7,246)	-

TOTAL OTHER LOSS	(2,597)	1	(7,241)	29

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(34,423)	$(7,668)	$(71,952)	$(26,929)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,799,469	4,500,000	5,411,413	4,500,000

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the three and nine months ended May 31, 2025 and 2024 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital		Equity/Deficit

Balance, August 31, 2023	4,500,000	$4,500	$-	$(979)	$3,521
Net Loss for the Period	-	-	-	(12,155)	(12,155)

Balance, November 30, 2023	4,500,000	$4,500	$-	$(13,134)	$(8,634)
Net Loss for the Period	-	-	-	(14,774)	(14,774)

Balance, May, 2024	4,500,000	$4,500	$-	$(27,908)	$(23,408)

Balance, August 31, 2024	4,500,000	$4,500	$6,905	$(42,215)	$(30,810)
Common Shares Issued for Cash	1,020,003	1,020	21,930	-	22,950
Imputed Interest	-	-	2,359	-	2,359
Net Loss for the Period	-	-	-	(14,514)	(14,514)

Balance, November 30, 2024	5,520,003	$5,520	$31,194	$(56,729)	$(20,015)
Common Shares Issued for Cash	279,466	279	6,009	-	6,288
Imputed Interest	-	-	4,887	-	4,887
Net Loss for the Period	-	-	-	(57,436)	(57,436)

Balance, May 31, 2025	5,799,469	$5,799	$42,090	$(114,165)	$(66,276)

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

Condensed Statements of Cash Flows (Unaudited)

	For the nine months ended May 31, 2025	For the nine months ended May 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(71,952)	$(26,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	26,070	16,608
Accounts Payable	10,198	(1,500)
Accounts Receivable	(2,500)	307
Prepaid Expense	(19,371)	-
Deferred revenue	3,133	-
Imputed interest	7,246	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(47,175)	(11,514)

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible Assets	-	(157,300)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(157,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Director Loan (proceeds /repayment)	21,749	168,594
Issuance of capital stock	29,238	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	50,987	168,594
NET CHANGE IN CASH	3,812	(220)
Cash, beginning of period	546	225
Cash, end of period	$4,358	$5

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

Notes to the Condensed Financial Statements

For the three and nine months ended May 31, 2025 and 2024 (Unaudited)

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

E-Smart Corp. has generated $20,059 of revenue and incurred a net loss of $71,952 for the nine months ended May 31, 2025, additionally, it’s reporting an accumulated deficit since inception of $114,165 as of May 31, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $4,238 and $546 of cash as May 31, 2025 and August 31, 2024, respectively.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

As of May 31, 2025 and 2024, prepaid expenses amounted to $19,371 and $0, respectively. The balance of prepaid expenses as of May 31, 2025 relates to 12-month server lease and SEO services for the same period. The 12-month server lease and SEO services were not recognized under ASC 842 due to the Company's election not to apply the recognition requirements of ASC 842 to short-term leases (leases with a term of twelve months or less). The balance will be amortized on a straight-line basis over the 12-month term. During the three months ended May 2025, we recognized $5,100 of server expense and $3,750 of SEO services

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. As of May 31, 2025, the Company had accounts payable of $10,198.

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

As of May 31, 2025, the Company had accumulated amortization of $50,928.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of May 31, 2025, there is no year currently under examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included in the income tax section of the statement of operations.

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

During the nine months ended May 31, 2025 and 2024 the Company recorded revenue of $20,059 and $6,906, respectively. As of May 31, 2025 and August 31, 2024 the Company reported deferred revenue of $3,133 and $0, respectively. Accounts receivable was $2,500 and $0 as of May 31, 2025 and August 31, 2024.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – INTANGIBLE ASSETS

Intangible assets relate to the website and API software, which the Company purchased on June 30, 2023. The Website was put on use on August 30, 2023 and amortization is expected to cover a period of 5 years. As of May 31, 2025, the amount of intangible assets is $173,800 consisting of website and API. Amortization expense for the nine months ended May 31, 2025 was $26,070. Accumulated amortization as of May 31, 2025 was $50,928.

Intangible assets amounts are as follows:

	Website Development	Ai-Powered Tattoo Cost Calculator Api	Total
Estimated Useful Life (Years)	5	5

Total Cost of the Asset	$81,000	$92,800	$173,800
Accumulated Amortization at May 31, 2025	(26,988)	(23,940)	(50,928)
Net Book Value at May 31, 2025	$54,012	$68,860	$122,872

Amortization Expense for nine months ended May 31, 2025	$13,330	$12,740	$26,070

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On June 30, 2023, the Company issued 4,500,000 shares of common stock to its President and Incorporator, Diana Vasylenko, at $0.001 per share.

The Company did not issue any common shares during the three months ended May 31, 2025.

During the nine months ended May 31, 2025, the Company issued 1,299,469 shares of common stock for cash proceeds at $0.0225 per share for a total of $29,238.

As of May 31, 2025, the Company had 5,799,469 shares issued and outstanding.

Note 6 – RELATED PARTY

Effective June 6, 2023, the Company entered a Loan Agreement with its CEO. The lender agreed to lend a total of $70,000 payable in applicable installments over the Term of the loan. The CEO agreed to an interest rate of 0% and a Term of 5 years. Effective November 14, 2023, the CEO agreed to increase maximum amount of the Loan to $220,000.

As of May 31, 2025 and August 31, 2024, the amount due to a related party was $202,046 and $180,297, respectively.

Imputed interest expense of $2,597 and $7,246 for the three and nine months ended May 31, 2025 was recorded as additional paid in capital.

Note 7 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. As of May 31, 2025, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 8 – SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855 “Subsequent Events”, the Company has analyzed its operations subsequent to May 31, 2025, and has determined that it does not have any material subsequent events to disclose in these financial statements

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Results of Operations for the three months ended May 31, 2025 as compared to the three months ended May 31, 2024

Revenue

For the three months ended May 31, 2025, the Company generated total revenue of $9,756 from selling services to its customers.

For the three months ended May 31, 2024, the Company generated total revenue of $4,006 from selling services to its customers.

Operating expenses

Total operating expenses for the three months ended May 31, 2025 ware $41,582. The operating expenses included bank service charges ($17), Amortization Expense ($8,690), Legal & Professional Fees ($846), Legal & Professional Services ($22,957), Postage and Delivery ($44), Exchange Gain or Loss ($178), Server leasing expense ($5,100) and Marketing services ($3,750).

Total operating expenses for the three months ended May 31, 2024 were $11,675. The operating expenses included Amortization Expense ($8,250), Legal & Professional Fees ($3,226), Legal & Professional Services ($159), Postage and Delivery ($40).

Net Loss

The net loss for the three months ended May 31, 2025 was $34,423.

The net loss for the three months ended May 31, 2024 was $7,668.

Results of Operations for the nine months ended May 31, 2025 as compared to the nine months ended May 31, 2024

Revenue

For the nine months ended May 31, 2025, the Company generated total revenue of $20,059 from selling services to its customers.

For the six months ended May 31, 2024, the Company generated total revenue of $6,906 from selling services to its customers.

Operating expenses

Total operating expenses for the nine months ended May 31, 2025 ware $84,770. The operating expenses included bank service charges ($104), Amortization Expense ($26,070), Legal & Professional Fees ($3,993), Legal & Professional Services ($38,287), Business Licenses and Permits ($220), Postage and Delivery ($137), Exchange Gain or Loss ($309), Server leasing expense ($11,900) and Marketing services ($3,750).

Total operating expenses for the nine months ended May 31, 2024 were $33,864. The operating expenses included Amortization Expense ($16,608), Business Licenses and Permits ($236), Legal & Professional Fees ($16,600), Legal & Professional Services ($280), Postage and Delivery ($140).

Net Loss

The net loss for the nine months ended May 31, 2025 was $71,952.

The net loss for the nine months ended May 31, 2024 was $26,929.

LIQUIDITY AND CAPITAL RESOURCES

Period ended May 31, 2025 compared to period ended August 31, 2024

As at May 31, 2025, our Assets were $149,101. Total Assets included Current Assets $26,229 and Intangible assets $122,872. As at May 31, 2025, our Liabilities were $215,377 and Equity was ($66,276).

As at August 31, 2024, our Assets were $149,488. Total Assets included Current Assets $546 and Intangible assets $148,942. As at August 31, 2024, our Liabilities were $180,297 and Equity was ($30,810).

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended May 31, 2025 net cash flows used in operating activities was $47,175.

For the nine months ended May 31, 2024 net cash flows used in operating activities was $11,514.

CASH FLOWS FROM INVESTING ACTIVITIES

We had no cash used in investing activities during the nine months ended May 31, 2025.

For the nine months ended May 31, 2024 we have generated $157,300 of cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended May 31, 2025 net cash flows used in financing activities was $50,987.

For the nine months ended May 31, 2024 net cash flows used in financing activities was 168,594.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the 7311 Oxford Ave, Philadelphia, PA 19111 United States on July 14, 2025.

E-SMART CORP.

By: /s/ Diana Vasylenko

Name: Diana Vasylenko

Title: President, Chief Executive Officer, Treasurer, Secretary and Director

(Principal Executive, Financial and Accounting Officer)