Form 10-K
period 2025-08-31
E-Smart Corp.
filed 2025-11-26
CIK 1995920

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2025

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File No. 333-275161

E-SMART CORP.
(Exact name of registrant as specified in its charter)

Nevada	7371	EIN 35-2810816
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Diana Vasylenko

7311 Oxford Ave

Philadelphia, PA 19111

Tel. +1620-3079197

Email: office@e-smart.io

(Address, including zip code,

and telephone number, including area code,

of registrant’s principal executive offices)

BizFilings

8020 Excelsior Dr #200, Madison, WI 53717
Tel. 1-800-981-7183
Email: info@BizFilings.com

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No [X]

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

The aggregate market value of voting stock held by non-affiliates of the registrant, as of August 31, 2025, the last business day of the registrant’s most recently completed fiscal year , was $0.

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

Class	Outstanding as of November 26, 2025
Common Stock: $0.001	5,799,469

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

Competition

E-Smart operates in a highly competitive landscape within the tattoo industry, where innovation and efficient customer engagement are critical for success. The Company's digital platform aims to revolutionize the way tattoo artists and clients interact, focusing on time-saving solutions and a comprehensive range of services.

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

Item 2. Properties

We maintain our statutory registered agent's office at, USA and current location is at 7311 Oxford Ave, Philadelphia, PA 19111. Our phone number is +16203079197.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The company stock is not trading at the moment.

Registered Holders of our Common Stock

As of August 31, 2025, the 5,799,469 issued and outstanding shares of common stock were held by a total of 32 shareholder of record.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended August 31, 2025 and 2024, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended August 31, 2025 and 2024, the Company did not repurchase any shares of its Common Stock.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with limited operations and minimal revenues from our business operations.

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statements as of August 31, 2025, that appear elsewhere in this filing. This filing contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

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

Plan of Operations

Fiscal year ended August 31, 2025 compared to fiscal year ended August 31, 2024

During the years ended August 31, 2025 and 2024 we have generated $29,247 and $11,562 in revenues, respectively.

Our net loss for the fiscal year ended August 31, 2025 was $68,034 compared to a net loss of $41,236 during the fiscal year ended August 31, 2024.

Operating expenses incurred were $87,388 during fiscal year ended August 31, 2025 compared to $45,925 during fiscal year ended August 31, 2024. Operating expenses consist primarily of accumulated depreciation, server rental expenses, and professional services expenses.

The number of shares outstanding was 5,799,469 and 4,500,000 for the fiscal years ended August 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

Fiscal year ended August 31, 2025 and 2024

As of August 31, 2025, our total assets were $141,281 consisting of $6,825 current assets, $20,274 other current assets and $114,182 intangible assets. As of August 31, 2024, our total assets were $149,488 consisting of $546 cash and $148,942 intangible assets.

Cash Flows from Operating Activities

For the year ended August 31, 2025, net cash flows used in operating activities was $43,452. For the year ended August 31, 2024, net cash flows used in operating activities was $10,973.

Cash Flows from Investing Activities

There was no net cash flow from investing activities for the year ended August 31, 2025. For the year ended August 31, 2024, net cash flows generated from investing activities was $157,300.

Cash Flows from Financing Activities

For the year ended August 31, 2025, net cash flows provided by financing activities was $49,731 from director loan and capital stock. For the year ended August 31, 2024, net cash flows provided by financing activities was $168,594 from director loan.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these estimates and judgments.

Recent Accounting Pronouncements

The Company considers all new pronouncements and management has determined that there have been no recently adopted or issued accounting standards that had or will have a material impact on its financial statements

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The Company’s Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm are set forth on pages F-1 through F-11 of this report and are incorporated by reference in this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our independent registered public accountant.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

The Company does not have an adequate internal control structure or adequate oversight over financial reporting – The Company has only one member of management whom is also the Company’s sole director, therefore the Company lacks adequate segregation of duties. Further, the Company currently has no Audit Committee. While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities. Lastly, due to the minimal operations and small size of the Company we have not employed individuals that have the necessary accounting knowledge and expertise to ensure accurate financial reporting under US GAAP.

The Company lacks appropriate information technology controls - As of August 31, 2025, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control- Integrated Framework issued by COSO in 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended August 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The name, age and titles of our executive officer and Director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Diana Vasylenko 7311 Oxford Ave Philadelphia, PA 19111	26	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

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

In addition, Ms. Vasylenko expanded her skillset by undertaking an IT course in 2018, specifically the 'IT Professional Certification Program,' which has equipped her with a solid foundation in information technology. Furthermore, she completed a brand management course in 2021, which provided her with expertise in strategic brand development, market positioning, and effective brand communication strategies. This strategic decision aligns her expertise in the beauty and body art industry with brand management principles, enhancing her ability to strategically position and promote our products and services.

Our sole Director devotes 40 hours a week to planning and organizing the activities of E-Smart Corp. She is not engaged in any full-time employment or significant business commitments apart from her responsibilities at E-Smart Corp.

Code of Business Conduct

We have not adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K.

Board Committees

We do not have any Board Committees.

Item 11. Executive Compensation

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for each of the fiscal years listed.

Summary Compensation Table

Name	Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total Compensation ($)
Diana Vasylenko	President, Treasurer, Secretary and Director	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-
		2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Since Inception on June 6, 2023, Diana Vasylenko only member of our Board of Director was not compensated for her services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of August 31, 2025 of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

Beneficial Owner*	Number of Shares	Owned Percent of Class**
Diana Vasylenko	4,500,000	77.59%

 (*) Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities.

(**) Percent of class is calculated on the basis of the number of fully diluted shares outstanding on November 26, 2025 - 5,799,469.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related person transactions, including the Sarbanes-Oxley Act of 2002. A related person is an executive officer, director or more than 5% stockholder of E-Smart Corp., including any immediate family members, and any entity owned or controlled by such persons. Our Board of Directors (excluding any interested director) is charged with reviewing and approving all related-person transactions, and a special committee of our Board of Directors is established to negotiate the terms of such transactions. In considering related-person transactions, our Board of Directors considers all relevant available facts and circumstances.

On June 30, 2023, the Company issued 4,500,000 shares of common stock to its President and Director, Diana Vasylenko, at $0.001 per share.

During the year ended August 31, 2025, Diana Vasylenko loaned $20,493 to the Company. Accrued interest expense of $9,898 for the year ended May 31, 2025 was recorded as additional paid-in capital. Total debt was $200,790 as of August 31, 2025.

Item 14. Principal Accountant Fees and Services

Set forth below is a summary of certain fees paid to our independent audit
Victor Mokuolu CPA PLLC for services for the fiscal years 2025 and 2024, respectively.

Fee Category	Fiscal Year 2025	Fiscal Year 2024
Audit Fees	$17,423	$14,600
Tax Fees	—	—
All Other Fees	—	—
Total	$17,423	$14,600

Audit Fees

Audit fees were for professional services rendered in connection with the audit of our annual financial statements set forth in our Annual Reports on Form 10-K, the review of our quarterly financial statements set forth in our Quarterly Reports on Form 10-Q and consents for other SEC filings.

PART IV

Item 15. Exhibit and Financial Statement Schedules

Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

1)Financial Statements:

2)Financial Statement Schedules:

Not applicable.

3) Exhibits

#	19	Insider Trading Policy
#	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 26, 2025.

E-SMART CORP.
By:/s/ Diana Vasylenko
Diana Vasylenko, President and Chief Executive Officer

INDEX TO FINANCIAL STATEMENTS

E-SMART CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

E-Smart Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of E-Smart Corp. (“the Company”) as of August 31, 2025 and 2024, the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended August 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2025 and 2024, and the results of its operations and its cash flows for the two-year period ended August 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company is currently experiencing losses and has not yet secured a stable revenue stream to cover its operating costs over a prolonged period. In addition, the Company had an accumulated deficit of $130,249 and negative working capital of $193,889 as of August 31, 2025. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Houston, Texas

November 26, 2025 PCAOB ID: 6771

E-Smart Corp.

Balance Sheets

As of August 31, 2025 and 2024

	August 31, 2025	August 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$6,825	$546
Prepaid Expenses	20,274	-
Total Current Assets	27,099	546

Intangible assets
Intangible assets	173,800	173,800
Accumulated amortization	(59,618)	(24,858)
Total Intangible assets	114,182	148,942
Total Assets	$141,281	$149,488

STOCKHOLDERS’ DEFICIT AND LIABILITIES
Liabilities
Current Liabilities
Related Party Loans	$200,790	$180,297
Accounts Payable	198	-
Total Current Liabilities	200,988	180,297
Total Liabilities	200,988	180,297

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,799,469 and 4,500,000 shares issued and outstanding at August 31, 2025 and 2024, respectively	5,799	4,500
Additional Paid-in Capital	44,742	6,905
Accumulated deficit	(110,249)	(42,215)
Total Stockholders’ Deficit	(59,708)	(30,810)
Total Liabilities and Stockholders’ Deficit	$141,281	$149,488

See accompanying notes, which are an integral part of these financial statements

E-Smart Corp.

Statements of Operations

For the Years Ended August 31, 2025 and 2024

	For the year ended August 31, 2025	For the year ended August 31, 2024

REVENUES	$29,289	$11,935
Discounts given	(42)	(373)
GROSS PROFIT	29,247	11,562

OPERATING EXPENSES
General and Administrative Expenses	87,388	45,925
TOTAL OPERATING EXPENSES	(87,388)	(45,925)
LOSS FROM OPERATIONS	(58,141)	(34,363)

OTHER INCOME (LOSS)
Interest Income	5	32
Interest Expense	(9,898)	(6,905)
TOTAL OTHER INCOME (LOSS)	(9,893)	(6,873)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(68,034)	$(41,236)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,510,942	4,500,000

See accompanying notes, which are an integral part of these financial statements

E-Smart Corp.

Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended August 31, 2025 and 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity/Deficit
	Shares	Amount
Balance as of August 31, 2023	4,500,000	$4,500	$-	$(979)	$3,521
Net Loss for the Period	-	-	-	(41,236)	(41,236)
Imputed Interest	-	-	6,905	-	6,905
Balance as of August 31, 2024	4,500,000	$4,500	$6,905	$(42,215)	$(30,810)
Common Shares Issued for Cash	1,299,469	1,299	27,939	-	29,238
Imputed Interest	-	-	9,898	-	9,898
Net Loss for the Period	-	-	-	(68,034)	(68,034)
Balance as of August 31, 2025	5,799,469	$5,799	$44,742	$(110,249)	$(59,708)

See accompanying notes, which are an integral part of these financial statements

E-Smart Corp.

Statements of Cash Flows

For the Years Ended August 31, 2025 and 2024

	For the year ended August 31, 2025	For the year ended August 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(68,034)	$(41,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	34,760	24,858
Accounts Payable	198	(1,500)
Prepaid Expense	(20,274)	-
Imputed Interest	9,898	6,905
Cash flows used in Operating Activities	(43,452)	(10,973)
CASH FLOWS FROM INVESTING ACTIVITIES
Intangible Assets	-	(157,300)
Cash flows used in Investing Activities	-	(157,300)
CASH FLOWS FROM FINANCING ACTIVITIES
Director Loan (proceeds /repayment)	20,493	168,594
Issuance of capital stock	29,238	-
Cash Flows provided by Financing Activities	49,731	168,594
NET CHANGE IN CASH	6,279	321
Cash, beginning of period	546	225
Cash, end of period	$6,825	$546

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

E-Smart Corp.

Notes to the Financial Statements

Years ended August 31, 2025 and 2024

Note 1 – Organization and nature of business

E-Smart Corp. (“Company,” “we,” “us,” or “our”) was incorporated on June 6, 2023, under the laws of the State of Nevada, USA. E-Smart Corp. is an innovative digital platform designed to improve the efficiency and simplify the client-artist interaction process, meeting the needs of both clients and tattoo shops.

Our platform provides an extensive database of experienced tattoo artists. Artists can easily showcase their work and expand their client base. By adding up-to-date information and direct links to social media profiles, we provide users with convenient access to portfolios and the opportunity to connect with their favorite artists. Artists interested in joining our platform should contact us using the contact information provided and apply to be included in our database.

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

E-Smart Corp. has generated $29,247 of revenue and incurred a net loss of $68,034 for the year ended August 31, 2025, additionally, its reporting an accumulated deficit since inception of $110,249 as of August 31, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $6,825 and $546 of cash as August 31, 2025 and 2024, respectively.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

As of August 31, 2025 and 2024, prepaid expenses amounted to $20,274 and $0, respectively. The balance of prepaid expenses as of August 31, 2025 relates to 12-month server lease and SEO (Search Engine Optimization) services for the same period. The 12-month server lease and SEO services were not recognized under ASC 842 due to the Company's election not to apply the recognition requirements of ASC 842 to short-term leases (leases with a term of twelve months or less). The balance will be amortized on a straight-line basis over the 12-month term.

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. As of August 31, 2025, the Company had accounts payable of $198.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using the straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of equipment is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income. As of August 31, 2025, the Company had accumulated amortization of $59,618.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of August 31, 2025, there is no year currently under examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included in the income tax section of the statement of operations.

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

Revenue Recognition

Under Accounting Standards Codification No. 606, "Revenue from Contracts with Customers" ("ASC 606"), the Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. ASC 606 establishes a five-step model for revenue recognition:

1. Identify the contract with the customer: The Company enters into subscription agreements for its API (Application Programming Interface) services with customers. The Company offers the "AI Powered Tattoo Artist," a subscription-based API service that utilizes artificial intelligence to generate custom tattoo designs. The "AI Powered Tattoo Artist" API is available through both a free trial plan with limited features and paid subscription plans for different amount of API requests.

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

During the year ended August 31, 2025 and 2024 the Company recorded revenue of $29,247 and $11,562, respectively. As of August 31, 2025 and 2024, the Company did not recognize deferred revenue or accounts receivable.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – Intangible Assets

Intangible assets relate to the website and API software, which the Company purchased on June 30, 2023. The Website was put on use on August 30, 2023 and amortization is expected to cover a period of 5 years. As of August 31, 2025, the amount of intangible assets is $173,800 consisting of website and API. Amortization expense for the year ended August 31, 2025 was $34,760. Accumulated amortization as of August 31, 2025 was $59,618.

Intangible assets amounts are as follows:

	Website Development	Ai-Powered Tattoo Cost Calculator Api	Total
Estimated Useful Life (Years)	5	5

Total Cost of the Asset	$81,000	$92,800	$173,800
Accumulated Amortization at August 31, 2025	(29,858)	(29,760)	(59,618)
Net Book Value at August 31, 2025	$51,142	$63,040	$114,182

Amortization Expense for year ended August 31, 2025	$16,200	$18,560	$34,760

Note 5 –Common Stock

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On June 30, 2023, the Company issued 4,500,000 shares of common stock to its President and Director, Diana Vasylenko, at $0.001 per share.

During the year ended August 31, 2025, the Company issued 1,299,469 shares of common stock for cash proceeds at $0.0225 per share for a total of $29,238.

As of August 31, 2025, the Company had 5,799,469 shares issued and outstanding.

Note 6 –Related Party

Effective June 6, 2023, the Company entered a Loan Agreement with its CEO. The lender agreed to lend a total of $70,000 payable in applicable installments over the 5-year term of the loan. No interest or fees shall accrue or be payable on the loan. Effective November 14, 2023, the CEO agreed to increase maximum amount of the loan to $220,000.

As of August 31, 2025 and 2024, the amount due to a related party was $200,790 and $180,297, respectively.

Imputed interest expense of $9,898 and $6,905 for the year ended August 31, 2025 and 2024 was recorded as additional paid in capital.

Note 7 – Commitments and Contingencies

In the normal course of business, the Company may become a party to litigation matters involving claims against it. As of August 31, 2025, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 8 – Subsequent Events

In accordance with FASB ASC Topic 855 “Subsequent Events”, the Company has analyzed its operations subsequent to August 31, 2025, and has determined that it does not have any material subsequent events to disclose in these financial statements