Form 10-Q
period 2025-11-30
E-Smart Corp.
filed 2026-01-14
CIK 1995920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2025

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,799,469 common shares issued and outstanding as of January 14, 2026.

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

E-SMART CORP.

Condensed Balance Sheets

	November 30, 2025 (Unaudited)	August 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$3,999	$6,825
Prepaid Expenses	31,374	20,274
Total Current Assets	35,373	27,099

Intangible assets
Intangible assets	173,800	173,800
Accumulated amortization	(68,308)	(59,618)
Total Intangible assets	105,492	114,182
Total Assets	$140,865	$141,281

STOCKHOLDERS’ DEFICIT AND LIABILITIES
Liabilities
Current Liabilities
Related Party Loan	$208,063	$200,790
Accounts Payable	3,948	198
Deferred Revenue	8,141	-
Total Current Liabilities	220,152	200,988
Total Liabilities	220,152	200,988

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,799,469 shares issued and outstanding as of November 30, 2025 and August 31, 2025, respectively	5,799	5,799
Additional Paid-in Capital	47,176	44,742
Accumulated deficit	(132,262)	(110,249)
Total Stockholders’ Deficit	(79,287)	(59,708)
Total Liabilities and Stockholders’ Deficit	$140,865	$141,281

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

Condensed Statements of Operations (Unaudited)

	Three months ended November 30, 2025	Three months ended November 30, 2024

REVENUES	$9,609	$4,451
Discounts given	-	(32)
GROSS PROFIT	9,609	4,419

OPERATING EXPENSES
General and Administrative Expenses	29,188	16,579
TOTAL OPERATING EXPENSES	(29,188)	(16,579)
LOSS FROM OPERATIONS	(19,579)	(12,160)
OTHER LOSS
Interest Income	-	5
Interest Expense	(2,434)	(2,359)
TOTAL OTHER LOSS	(2,434)	(2,355)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(22,013)	$(14,514)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,799,469	4,719,210

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

Condensed Statements of Changes in Stockholders’ Deficit

For the three months ended November 30, 2025 and 2024 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital		Equity (Deficit)

Balance, August 31, 2024	4,500,000	$4,500	$6,905	$(42,215)	$(30,810)
Common Shares Issued for Cash	1,020,003	1,020	21,930	-	22,950
Imputed Interest	-	-	2,359	-	2,359
Net Loss for the Period	-	-	-	(14,514)	(14,514)
Balance, November 30, 2024	5,520,003	$5,520	$31,194	$(56,729)	$(20,015)

Balance, August 31, 2025	5,799,469	$5,799	$44,742	$(110,249)	$(59,708)
Imputed Interest	-	-	2,434	-	2,434
Net Loss for the Period	-	-	-	(22,013)	(22,013)
Balance, November 30, 2025	5,799,469	$5,799	$47,176	$(132,262)	$(79,287)

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

Condensed Statements of Cash Flows (Unaudited)

	For the three months ended November 30, 2025	For the three months ended November 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(22,013)	$(14,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	8,690	8,690
Accounts Payable	3,750	-
Prepaid Expense	(11,100)	(18,321)
Deferred revenue	8,141	2,725
Imputed Interest	2,434	2,359
Cash flows used in Operating Activities	(10,098)	(19,061)
CASH FLOWS FROM INVESTING ACTIVITIES
Intangible Assets	-	-
Cash flows used in Investing Activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loan (proceeds /repayment)	7,273	(490)
Issuance of capital stock	-	22,950
Cash Flows provided by Financing Activities	7,273	22,460
NET CHANGE IN CASH	2,825	3,399
Cash, beginning of period	6,825	546
Cash, end of period	$3,999	$3,945

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

Notes to the Condensed Financial Statements

For the three months ended November 30, 2025 and 2024 (Unaudited)

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

E-Smart Corp. has generated $9,609 of revenue and incurred a net loss of $22,013 for the three months ended November 30, 2025, additionally, it’s reporting an accumulated deficit since inception of $132,262 as of November 30, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,999 and $6,825 of cash as November 30, 2025 and August 31, 2025, respectively.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

As of November 30, 2025 the amount of prepaid expenses was $31,374. The balance of prepaid expenses as of November 30, 2025 relates to a 12-month lease of servers, marketing services, and search engine optimization (SEO) services for the same period. The 12-month lease of these services was not accounted for under ASC 842 due to the Company's decision not to apply the requirements of ASC 842 to short-term leases (leases with a term of twelve months or less). The balance will be amortized using the straight-line method over the 12-month term. During the three months ended November 2025, we recognized server expenses of $5,100, marketing expenses of $4,950, and SEO service expenses of $3,750.

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. As of November 30, 2025, the Company had accounts payable of $3,948.

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

As of November 30, 2025, the Company had accumulated amortization of $68,308.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of November 30, 2025, there is no year currently under examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included in the income tax section of the statement of operations.

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

During the three months ended November 30, 2025 and 2024 the Company recorded revenue of $9,609 and $4,419, respectively. As of November 30, 2025 and August 31, 2025 the Company reported deferred revenue of $8,141 and $0, respectively. Accounts receivable was $0 as of November 30, 2025 and August 31, 2025.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – INTANGIBLE ASSETS

Intangible assets relate to the website and API software, which the Company purchased on June 30, 2023. The website was put on use on August 30, 2023 and amortization is expected to cover a period of 5 years. As of November 30, 2025, the amount of intangible assets is $173,800 consisting of website and API. Amortization expense for the three months ended November 30, 2025 was $8,690. Accumulated amortization as of November 30, 2025 was $68,308.

Intangible assets amounts are as follows:

	Website Development	Ai-Powered Tattoo Cost Calculator Api	Total
Estimated Useful Life (Years)	5	5

Total Cost of the Asset	$81,000	$92,800	$173,800
Accumulated Amortization at November 30, 2025	(33,908)	(34,400)	(68,308)
Net Book Value at November 30, 2025	$47,092	$58,400	$105,492

Amortization Expense for three months ended November 30, 2025	$4,050	$4,640	$8,690

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On June 30, 2023, the Company issued 4,500,000 shares of common stock to its President and Incorporator, Diana Vasylenko, at $0.001 per share.

The Company did not issue any common shares during the three months ended November 30, 2025.

As of November 30, 2025, the Company had 5,799,469 shares issued and outstanding.

Note 6 – RELATED PARTY

Effective June 6, 2023, the Company entered a Loan Agreement with its CEO. The lender agreed to lend a total of $70,000 payable in applicable installments over the Term of the loan. The CEO agreed to an interest rate of 0% and a Term of 5 years. Effective November 14, 2023, the CEO agreed to increase maximum amount of the Loan to $220,000.

As of November 30, 2025 and August 31, 2025, the amount due to a related party was $208,063 and $200,790, respectively.

Imputed interest expense of $2,434 for the three months ended November 30, 2025 was recorded as additional paid in capital.

Note 7 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. As of November 30, 2025, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 8 – SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855 “Subsequent Events”, the Company has analyzed its operations subsequent to November 30, 2025, and has determined that it does not have any material subsequent events to disclose in these financial statements

ITEM 2. MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PROMOTION AND MARKETING

We are focused on promoting our platform to attract a diverse user base, including tattoo artists and clients. Our comprehensive advertising campaign is aimed at increasing platform awareness and attracting new users. To effectively reach our target audience, we will utilize social media marketing, online advertising channels, and strategic partnerships with industry influencers. We plan to develop engaging promotional materials, including videos, to showcase the platform's features and benefits, generating interest and user engagement. Depending on available resources, we may engage advertising agencies to accelerate our marketing efforts.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Results of Operations for the three months ended November 30, 2025 as compared to the three months ended November 30, 2024

Revenue

For the three months ended November 30, 2025, the Company generated total revenue of $9,609 from selling services to its customers.

For the three months ended November 30, 2024, the Company generated total revenue of $4,419 from selling services to its customers.

Operating expenses

Total operating expenses for the three months ended November 30, 2025 ware $29,188. The operating expenses included bank service charges ($28), Amortization Expense ($8,690), Legal & Professional Fees ($747), Legal & Professional Services ($5,676), Postage and Delivery ($27), Business Licenses and Permits ($220), Server leasing expense ($5,100) and Marketing services ($8,700).

Total operating expenses for the three months ended November 30, 2024 were $16,579. The operating expenses included bank service charges ($15), Amortization Expense ($8,690), Legal & Professional Fees ($300), Legal & Professional Services ($5,627), Business Licenses and Permits ($220), Postage and Delivery ($27) and Server leasing expense ($1,700).

Net Loss

The net loss for the three months ended November 30, 2025 was $22,013.

The net loss for the three months ended November 30, 2024 was $14,514.

LIQUIDITY AND CAPITAL RESOURCES

Period ended November 30, 2025 compared to period ended August 31, 2025

As at November 30, 2025, our Assets were $140,865. Total Assets included Current Assets $35,373 and Intangible Assets $105,492. As at November 30, 2025, our Liabilities were $220,152 and Equity was ($79,287).

As at August 31, 2025, our Assets were $141,281. Total Assets included Current Assets $27,099 and Intangible Assets $114,182. As at August 31, 2025, our Liabilities were $200,988 and Equity was ($59,708).

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended November 30, 2025 net cash flows used in operating activities was $10,098.

For the three months ended November 30, 2024 net cash flows used in operating activities was $19,061.

CASH FLOWS FROM INVESTING ACTIVITIES

We had no cash used in investing activities during the three months ended November 30, 2025.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended November 30, 2025 net cash flows provided by financing activities was $7,273.

For the three months ended November 30, 2024 net cash flows provided by financing activities was 22,460.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the 7311 Oxford Ave, Philadelphia, PA 19111 United States on January 14, 2026.

E-SMART CORP.

By: /s/ Diana Vasylenko

Name: Diana Vasylenko

Title: President, Chief Executive Officer, Treasurer, Secretary and

Director

(Principal Executive, Financial and Accounting Officer)