Form 10-Q
period 2026-02-28
E-Smart Corp.
filed 2026-04-14
CIK 1995920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2026

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 000-56733

E-SMART CORP.

(Exact name of registrant as specified in its charter)

Nevada	7371	35-2810816
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Diana Vasylenko

7311 Oxford Ave

Philadelphia, PA 19111

Tel. +1620-3079197

Email: office@e-smart.io

(Address, including zip code, and telephone number, including area code,

of registrant's principal executive offices)

ndicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,799,469 common shares issued and outstanding as of April 14, 2026.

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

E-SMART CORP.

Condensed Balance Sheets

	February 28, 2026 (Unaudited)	August 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$1,138	$6,825
Prepaid Expenses	30,591	20,274
Total Current Assets	31,729	27,099

Intangible assets
Intangible assets	173,800	173,800
Accumulated amortization	(76,998)	(59,618)
Total Intangible assets	96,802	114,182
Total Assets	$128,531	$141,281

STOCKHOLDERS’ DEFICIT AND LIABILITIES
Liabilities
Current Liabilities
Related Party Loan	$239,773	$200,790
Accounts Payable	99	198
Deferred Revenue	7,950	-
Total Current Liabilities	247,822	200,988
Total Liabilities	247,822	200,988

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 3,799,469 and 5,799,469 shares issued and outstanding as of February 28, 2026 and August 31, 2025, respectively	3,799	5,799
Additional Paid-in Capital	51,658	44,742
Accumulated deficit	(174,748)	(110,249)
Total Stockholders’ Deficit	(119,291)	(59,708)
Total Liabilities and Stockholders’ Deficit	$128,531	$141,281

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

Condensed Statements of Operations (Unaudited)

	Three months ended February 28, 2026	Three months ended February 28, 2025	Six months ended February 28, 2026	Six months ended February 28, 2025

REVENUES	$20,151	$5,895	$29,760	$10,346
Discounts given	-	(10)	-	(42)
GROSS PROFIT	20,151	5,885	29,760	10,303

OPERATING EXPENSES
General and Administrative Expenses	60,155	26,609	89,344	43,188
TOTAL OPERATING EXPENSES	$(60,155)	$(26,609)	$(89,344)	$(43,188)
LOSS FROM OPERATIONS	$(40,004)	$(20,724)	$(59,584)	$(32,885)

OTHER LOSS
Interest Income	$-	$-	$-	$5
Interest Expense	(2,482)	(2,290)	(4,416)	(4,649)
TOTAL OTHER LOSS	$(2,482)	$(2,290)	$(4,916)	$(4,644)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(42,486)	$(23,014)	$(64,500)	$(37,529)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,046,142	5,707,188	5,455,025	5,189,281

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

Condensed Statements of Changes in Stockholders’ Deficit

For the three and six months ended February 28, 2026 and 2025 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance, August 31, 2024	4,500,000	$4,500	$6,905	$(42,215)	$(30,810)
Common Shares Issued for Cash	1,020,003	1,020	21,930	-	22,950
Imputed Interest	-	-	2,359	-	2,359
Net Loss for the Period	-	-	-	(14,514)	(14,514)
Balance, November 30, 2024	5,520,003	$5,520	$31,194	$(56,729)	$(20,015)
Common Shares Issued for Cash	279,466	279	6,009	-	6,288
Imputed Interest	-	-	2,290	-	2,290
Net Loss for the Period	-	-	-	(23,014)	(23,014)
Balance, February 28, 2025	5,799,469	$5,799	$39,493	$(79,743)	$(34,451)

Balance, August 31, 2025	5,799,469	$5,799	$44,742	$(110,249)	$(59,708)
Imputed Interest	-	-	2,434	-	2,434
Net Loss for the Period	-	-	-	(22,013)	(22,013)
Balance, November 30, 2025	5,799,469	$5,799	$47,176	$(132,262)	$(79,287)
Common Shares Cancelled	(2,000,000)	(2,000)	2,000	-	-
Imputed Interest	-	-	2,482	-	2,482
Net Loss for the Period	-	-	-	(42,486)	(42,486)
Balance, February 28, 2026	3,799,469	$3,799	$51,658	$(174,748)	$(119,291)

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

Condensed Statements of Cash Flows (Unaudited)

	For the six months ended February 28, 2026	For the six months ended February 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(64,500)	$(37,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	17,380	17,380
Accounts Payable	(99)	-
Prepaid Expense	(10,317)	(13,221)
Deferred revenue	7,950	3,189
Imputed interest	4,916	4,649
Cash flows used in Operating Activities	(44,670)	(25,531)
CASH FLOWS FROM INVESTING ACTIVITIES
Intangible Assets	-	-
Cash flows used in Investing Activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loan (proceeds /repayment)	38,983	(3,490)
Issuance of capital stock	-	29,238
Cash Flows provided by Financing Activities	38,983	25,748
NET CHANGE IN CASH	(5,687)	217
Cash, beginning of period	6,825	546
Cash, end of period	$1,138	$763

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Shares Cancelled	(2,000)	-

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

Notes to the Condensed Financial Statements

For the three and six months ended February 28, 2026 and 2025 (Unaudited)

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

E-Smart Corp. has generated $29,760 of revenue and incurred a net loss of $64,500 for the six months ended February 28, 2026, additionally, it is reporting an accumulated deficit since inception of $174,748 as of February 28, 2026.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,138 and $6,825 of cash as February 28, 2026 and August 31, 2025, respectively.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

As of February 28, 2026 the amount of prepaid expenses was $30,591. The balance of prepaid expenses as of February 28, 2026 relates to a 12-month lease of servers, marketing services, fee for OTCQB, search engine optimization (SEO) services for the same period and website optimization support for 4 months. The 12-month lease of these services was not accounted for under ASC 842 due to the Company's decision not to apply the requirements of ASC 842 to short-term leases (leases with a term of twelve months or less). The balance will be amortized using the straight-line method over the 12-month term. During the three months ended February 2026, we recognized server expenses of $5,100, marketing expenses of $4,950, and SEO service expenses of $3,750, fee for OTCQB of $1,375 and website optimization support of $2,550.

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. As of February 28, 2026, the Company had accounts payable of $99.

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

As of February 28, 2026, the Company had accumulated amortization of $76,998.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of February 28, 2026, there is no year currently under examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included in the income tax section of the statement of operations.

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

During the six months ended February 28, 2026 and 2025 the Company recorded revenue of $29,760 and $10,303, respectively. As of February 28, 2026 and August 31, 2025 the Company reported deferred revenue of $7,950 and $0, respectively. Accounts receivable was $0 as of February 28, 2026 and August 31, 2025.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – INTANGIBLE ASSETS

Intangible assets relate to the website and API software, which the Company purchased on June 30, 2023. The website was put on use on August 30, 2023 and amortization is expected to cover a period of 5 years. As of February 28, 2026, the amount of intangible assets is $173,800 consisting of website and API. Amortization expense for the six months ended February 28, 2026 was $17,380. Accumulated amortization as of February 28, 2026 was $76,998.

Intangible assets amounts are as follows:

	Website Development	AI-Powered Tattoo Cost Calculator API	Total
Estimated Useful Life (Years)	5	5
Total Cost of the Asset	81,000	$92,800	$173,800
Accumulated Amortization at February 28, 2026	(37,958)	(39,040)	(76,998)
Net Book Value at February 28, 2026	$43,042	$53,760	$96,802
Amortization Expense for three months ended February 28, 2026	$4,050	$4,640	$8,690
Amortization Expense for the six months ended February 28, 2026	$8,100	$9,280	$17,380

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On June 30, 2023, the Company issued 4,500,000 shares of common stock to its President and Incorporator, Diana Vasylenko, at $0.001 per share.

The Company did not issue any common shares during the six months ended February 28, 2026.

During the six months ended February 28, 2026, 2,000,000 of restricted shares held by Diana Vasylenko, President, Chief Executive Officer, Treasurer, Secretary, Director were returned to the Company and cancelled for no consideration.

As of February 28, 2026, the Company had 3,799,469 shares issued and outstanding.

Note 6 – RELATED PARTY

Effective June 6, 2023, the Company entered a Loan Agreement with its CEO. The lender agreed to lend a total of $70,000 payable in applicable installments over the Term of the loan. The CEO agreed to an interest rate of 0% and a Term of 5 years. Effective November 14, 2023, the CEO agreed to increase the maximum loan amount to $220,000, and effective January 30, 2026, the loan amount was increased to $320,000.

As of February 28, 2026 and August 31, 2025, the amount due to a related party was $239,773 and $200,790, respectively.

Imputed interest expense of $2,482 for the three months ended February 28, 2026 was recorded as additional paid in capital.

Note 7 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. As of February 28, 2026, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 8 – SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855 “Subsequent Events”, the Company has analyzed its operations subsequent to February 28, 2026, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

SIGNIFICANT EMPLOYEES

Ms. Diana Vasylenko, the Company’s Chief Executive Officer, continues to devote approximately forty hours per week to company matters. In addition, the Company has engaged two directors to support its operational, and administrative functions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Results of Operations for the three months ended February 28, 2026 as compared to the three months ended February 28, 2025

Revenue

For the three months ended February 28, 2026, the Company generated total revenue of $20,151 from selling services to its customers.

For the three months ended February 28, 2025, the Company generated total revenue of $5,885 from selling services to its customers.

Operating expenses

Total operating expenses for the three months ended February 28, 2026. were $60,155. The operating expenses included bank service charges ($109), Amortization Expense ($8,690), Legal & Professional Fees ($872), Legal & Professional Services ($34,363), Postage and Delivery ($13), Server leasing expense ($5,100), Marketing services ($8,458) and Website Maintenance ($2,550).

Total operating expenses for the three months ended February 28, 2025 were $26,609. The operating expenses included bank service charges ($72), Amortization Expense ($8,690), Legal & Professional Fees ($2,847), Legal & Professional Services ($9,704), Postage and Delivery ($66), Exchange Gain or Loss ($130), Server leasing expense ($5,100).

Net Loss

The net loss for the three months ended February 28, 2026 was $42,486.

The net loss for the three months ended February 28, 2025 was $23,014.

Results of Operations for the six months ended February 28, 2026 as compared to the three months ended February 28, 2025

Revenue

For the six months ended February 28, 2026, the Company generated total revenue of $29,760 from selling services to its customers.

For the six months ended February 28, 2025, the Company generated total revenue of $10,303 from selling services to its customers.

Operating expenses

Total operating expenses for the six months ended February 28, 2026. ware $89,344. The operating expenses included bank service charges ($137), Amortization Expense ($17,380), Legal & Professional Fees ($1,619), Legal & Professional Services ($40,040), Postage and Delivery ($40), Business Licenses and Permits ($220). Server leasing expense ($10,200), Marketing services ($17,158) and Website Maintenance ($2,550).

Total operating expenses for the six months ended February 28, 2025 were $43,188. The operating expenses included bank service charges ($88), Amortization Expense ($17,380), Legal & Professional Fees ($3,147), Legal & Professional Services ($15,331), Business Licenses and Permits ($220), Postage and Delivery ($92), Exchange Gain or Loss ($130), Server leasing expense ($6,800).

Net Loss

The net loss for the six months ended February 28, 2026 was $64,500.

The net loss for the six months ended February 28, 2025 was $37,529.

LIQUIDITY AND CAPITAL RESOURCES

Period ended February 28, 2026 compared to period ended August 31, 2025

As at February 28, 2026, our Assets were $128,531. Total Assets included Current Assets $31,729 and Intangible Assets $96,802. As at February 28, 2026, our Liabilities were $247,822 and Equity was ($119,291).

As at August 31, 2025, our Assets were $141,281. Total Assets included Current Assets $27,099 and Intangible Assets $114,182. As at August 31, 2025, our Liabilities were $200,988 and Equity was ($59,708).

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended February 28, 2026 net cash flows used in operating activities was $44,670.

For the six months ended February 28, 2025 net cash flows used in operating activities was $25,531.

CASH FLOWS FROM INVESTING ACTIVITIES

We had no cash used in investing activities during the six months ended February 28, 2026 and 2025.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended February 28, 2026 net cash flows provided by financing activities was $38,983.

For the six months ended February 28, 2025 net cash flows provided by financing activities was 25,748.

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

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

         Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

         Provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;

         Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

         Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

         Disclose certain executive compensation related items such as the correlation between executive compensation and performance comparisons of the CEO’s compensation to median employee compensation.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the 7311 Oxford Ave, Philadelphia, PA 19111 United States on April 14, 2026.

E-SMART CORP.

By: /s/ Diana Vasylenko
Name: Diana Vasylenko
Title: President, Chief Executive Officer, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)