Form 10-Q
period 2026-05-31
E-Smart Corp.
filed 2026-06-29
CIK 1995920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2026

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

Philadelphia, PA, 19111

Tel. +1620-3079197

Email: office@e-smart.io

(Address, including zip code, and telephone number, including area code,

of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)  No ( )

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes (X) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Accelerated filer ( )	Non-accelerated filer (X)	Smaller reporting company (X)	Emerging growth company (X)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ( ) No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,799,469 common shares issued and outstanding as of June 29, 2026.

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

E-SMART CORP.

Condensed Balance Sheets

	May 31, 2026 (Unaudited)	August 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$506	$6,825
Prepaid Expenses	18,966	20,274
Total Current Assets	19,472	27,099

Intangible assets
Intangible assets	173,800	173,800
Accumulated amortization	(85,688)	(59,618)
Total Intangible assets	88,112	114,182
Total Assets	$107,584	$141,281

STOCKHOLDERS’ DEFICIT AND LIABILITIES
Liabilities
Current Liabilities
Related Party Loan	$248,227	$200,790
Accounts Payable	99	198
Total Liabilities	$248,326	$200,988

Stockholders’ Deficit

Common stock, par value $0.001; 75,000,000 shares authorized, 3,799,469 and 5,799,469 shares issued and outstanding as of May 31, 2026 and August 31, 2025, respectively	3,799	5,799
Additional Paid-in Capital	54,529	44,742
Accumulated deficit	(199,070)	(110,249)
Total Stockholders’ Deficit	(140,742)	(59,708)
Total Liabilities and Stockholders’ Deficit	$107,584	$141,281

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

Condensed Statements of Operations (Unaudited)

	Three months ended May 31, 2026		Three months ended May 31, 2025	Nine months ended May 31, 2026	Nine months Ended May 31, 2025

REVENUES	$7,950		$9,756	$37,710	$20,101
Discounts given	-		-	-	(42)
GROSS PROFIT	7,950		9,756	37,710	20,059

OPERATING EXPENSES
General and Administrative Expenses	29,401		41,582	118,744	84,770
TOTAL OPERATING EXPENSES	$29,401		$41,582	$118,744	$84,770

LOSS FROM OPERATIONS	$(21,451)		$(31,826)	$(81,034)	$(64,711)

OTHER LOSS
Interest Income	$-	$		$-	$5
Interest Expense	(2,871)		(2,597)	(7,787)	(7,246)
TOTAL OTHER LOSS	$(2,871)		$(2,597)	$(7,787)	$(7,241)
PROVISION FOR INCOME TAXES	-		-	-	-

NET LOSS	$(24,322)		$(34,423)	$(88,821)	$(71,952)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)		$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,799,469		5,799,469	4,898,370	5,411,413

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

Condensed Statements of Changes in Stockholders’ Deficit

For the three and nine months ended May 31, 2026 and 2025 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance, August 31, 2024	4,500,000	$4,500	$6,905	$(42,215)	$(30,810)
Common Shares Issued for Cash	1,020,003	1,020	21,930	-	22,950
Imputed Interest	-	-	2,359	-	2,359
Net Loss for the Period	-	-	-	(14,514)	(14,514)
Balance, November 30, 2024	5,520,003	$5,520	$31,194	$(56,729)	$(20,015)
Common Shares Issued for Cash	279,466	279	6,009	-	6,288
Imputed Interest	-	-	2,290	-	2,290
Net Loss for the Period	-	-	-	(23,014)	(23,014)
Balance, February 28, 2025	5,799,469	$5,799	$39,493	$(79,743)	$(34,451)
Imputed Interest	-		2,597		2,597
Net Loss for the Period	-	-	-	(34,423)	(34,423)
Balance, May 31, 2025	5,799,469	$5,799	$42,090	$(114,165)	$(66,276)

Balance, August 31, 2025	5,799,469	$5,799	$44,742	$(110,249)	$(59,708)
Imputed Interest	-	-	2,434	-	2,434
Net Loss for the Period	-	-	-	(22,013)	(22,013)
Balance, November 30, 2025	5,799,469	$5,799	$47,176	$(132,262)	$(79,287)
Common Shares Cancelled	(2,000,000)	(2,000)	2,000	-	-
Imputed Interest	-	-	2,482	-	2,482
Net Loss for the Period	-	-	-	(42,486)	(42,486)
Balance, February 28, 2026	3,799,469	$3,799	$51,658	$(174,748)	$(119,291)
Imputed Interest	-	-	2,871		2,871
Net Loss for the Period	-	-	-	(24,322)	(24,322)
Balance, May 31, 2026	3,799,469	$3,799	$54,529	$(199,070)	$(140,742)

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

Condensed Statements of Cash Flows (Unaudited)

	For the nine months ended May 31, 2026	For the nine months ended May 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(88,821)	$(71,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	26,070	26,070
Accounts Payable	(99)	10,198
Accounts Receivable	-	(2,500)
Prepaid Expense	1,308	(19,371)
Deferred revenue	-	3,133
Imputed interest	7,787	7,246
Cash flows used in Operating Activities	(53,755)	(47,175)
CASH FLOWS FROM INVESTING ACTIVITIES
Intangible Assets	-	-
Cash flows used in Investing Activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loan (proceeds /repayment)	47,437	21,749
Issuance of capital stock	-	29,238
Cash Flows provided by Financing Activities	47,437	50,987
NET CHANGE IN CASH	(6,318)	3,812
Cash, beginning of period	6,825	546
Cash, end of period	$506	$4,358

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Shares Cancelled	(2,000)	-

See accompanying notes, which are an integral part of these financial statements

E-SMART CORP.

Notes to the Condensed Financial Statements

For the three and nine months ended May 31, 2026 and 2025 (Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

E-Smart Corp. (“the Company”, “we”, “us” or “our”) was incorporated on June 6, 2023 under the laws of the State of Nevada, United States of America. E-Smart Corp. is an innovative digital platform that aims to revolutionize the tattoo industry by efficiently connecting tattoo artists and clients. Our platform is designed to enhance efficiency, simplifying the client-artist interaction process to meet the requirements of both clients and tattoo studios.

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

E-Smart Corp. has generated $37,710 of revenue and incurred a net loss of $88,821 for the nine months ended May 31, 2026, additionally, it is reporting an accumulated deficit since inception of $199,070 as of May 31, 2026.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $506 and $6,825 of cash as of May 31, 2026 and August 31, 2025, respectively.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

As of May 31, 2026 the amount of prepaid expenses was $18,966. The balance of prepaid expenses as of May 31, 2026 relates to a 12-month lease of servers, marketing services, fee for OTCQB. The 12-month lease of these services was not accounted for under ASC 842 due to the Company’s decision not to apply the requirements of ASC 842 to short-term leases (leases with a term of twelve months or less). The balance will be amortized using the straight-line method over the 12-month term. During the nine months ended May 31, 2026, we recognized server expenses of $15,300, marketing expenses of $14,850, and SEO service expenses of $7,258, fee for OTCQB of $5,500.

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. As of May 31, 2026, the Company had accounts payable of $99.

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

As of May 31, 2026, the Company had accumulated amortization of $85,688.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of May 31, 2026, there is no year currently under examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included in the income tax section of the statement of operations.

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

For the three-month period ended May 31, 2026, the Company’s revenue was derived from a single customer.

During the nine months ended May 31, 2026 and 2025 the Company recorded revenue of $37,710 and $20,101, respectively. As of May 31, 2026, and August 31, 2025, the Company did not record any deferred revenue and Accounts receivable was $0.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – INTANGIBLE ASSETS

Intangible assets relate to the website and API software, which the Company purchased on June 30, 2023. The website was placed in service on August 30, 2023 and amortization is expected to cover a period of 5 years. As of May 31, 2026, the amount of intangible assets is $173,800 consisting of website and API. Amortization expense for the nine months ended May 31, 2026 was $26,070. Accumulated amortization as of May 31, 2026 was $85,688.

Intangible assets amounts are as follows:

	Website Development	AI-Powered Tattoo Cost Calculator API	Total
Estimated Useful Life (Years)	5	5
Total Cost of the Asset	81,000	$92,800	$173,800
Accumulated Amortization at May 31, 2026	(42,008)	(43,680)	(85,688)
Net Book Value at May 31, 2026	$38,992	$49,120	$88,112
Amortization Expense for three months ended May 31, 2026	$4,050	$4,640	$8,690
Amortization Expense for the nine months ended May 31, 2026	$12,150	$13,920	$26,070

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On June 30, 2023, the Company issued 4,500,000 shares of common stock to its President and Incorporator, Diana Vasylenko, at $0.001 per share.

During the fiscal year ended August 31, 2025, the Company issued 1,299,469 shares of common stock for cash proceeds of $29,238, or $0.0225 per share.

During the nine months ended May 31, 2026, the Company did not issue any shares of common stock. However, during the same period, Diana Vasylenko, the Company’s President, Chief Executive Officer, Treasurer, Secretary, and Director, returned 2,000,000 shares of restricted common stock to the Company for no consideration. These shares were subsequently cancelled by the Company.

As of May 31, 2026, the Company had 3,799,469 shares issued and outstanding, consisting of 2,500,000 restricted shares and 1,299,469 unrestricted shares.

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

As of May 31, 2026 and August 31, 2025, the amount due to a related party was $248,227 and $200,790, respectively.

Imputed interest expense of $7,787 for the nine months ended May 31, 2026 was recorded as additional paid-in capital.

Note 7 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. As of May 31, 2026, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 8 – SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855, "Subsequent Events," the Company has evaluated subsequent events after the balance sheet date through June 29, 2026, the date that the financial statements were available to be issued. The Company has determined that there are no material subsequent events that require recognition or disclosure in these condensed financial statements.

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

E-Smart Corp. is a dynamic and forward-thinking digital platform that connects tattoo artists and clients seamlessly. By leveraging advanced technologies, offering comprehensive services, and prioritizing user convenience, we provide an unparalleled experience for all stakeholders in the tattoo industry.

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

We are not a “shell Company” within the meaning of Rule 405, promulgated pursuant to the Securities Act, because we have developed a business plan and real business operations.

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

SIGNIFICANT EMPLOYEES

Ms. Diana Vasylenko, the Company’s Chief Executive Officer, continues to devote approximately forty hours per week to company matters. In addition, the Company appointed two directors to support its operational, and administrative functions. As of May 31, 2026, the Company's Board consists of three directors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Results of Operations for the three months ended May 31, 2026 as compared to the three months ended May 31, 2025

Revenue

For the three months ended May 31, 2026, the Company generated total revenue of $7,950 from selling services to its customers.

For the three months ended May 31, 2025, the Company generated total revenue of $9,756 from selling services to its customers.

Operating expenses

Total operating expenses for the three months ended May 31, 2026 were $29,401. The operating expenses included Amortization Expense ($8,690), Legal & Professional Fees ($747), Legal & Professional Services ($7,364), Server leasing expense ($5,100), Marketing services ($4,950) and Website Maintenance ($2,550).

Total operating expenses for the three months ended May 31, 2025 were $41,582. The operating expenses included bank service charges ($17), Amortization Expense ($8,690), Legal & Professional Fees ($846), Legal & Professional Services ($22,957), Postage and Delivery ($44), Exchange Gain or Loss ($178), Server leasing expense ($5,100) and Marketing services ($3,750).

Net Loss

The net loss for the three months ended May 31, 2026 was $24,322.

The net loss for the three months ended May 31, 2025 was $34,423.

Results of Operations for the nine months ended May 31, 2026 as compared to the nine months ended May 31, 2025

Revenue

For the nine months ended May 31, 2026, the Company generated total revenue of $37,710 from selling services to its customers.

For the nine months ended May 31, 2025, the Company generated total revenue of $20,101 from selling services to its customers.

Operating expenses

Total operating expenses for the nine months ended May 31, 2026 were $118,744. The operating expenses included bank service charges ($137), Amortization Expense ($26,070), Legal & Professional Fees ($2,366), Legal & Professional Services ($47,403), Postage and Delivery ($40), Business Licenses and Permits ($220), Server leasing expense ($15,300), Marketing services ($14,850), SEO service expenses ($7,258) and Website Maintenance ($5,100).

Total operating expenses for the nine months ended May 31, 2025 were $84,770. The operating expenses included bank service charges ($104), Amortization Expense ($26,070), Legal & Professional Fees ($3,993), Legal & Professional Services ($38,287), Business Licenses and Permits ($220), Postage and Delivery ($137), Exchange Gain or Loss ($309), Server leasing expense ($11,900) and Marketing services ($3,750).

Net Loss

The net loss for the nine months ended May 31, 2026 was $88,821.

The net loss for the nine months ended May 31, 2025 was $71,952.

LIQUIDITY AND CAPITAL RESOURCES

Period ended May 31, 2026 compared to period ended August 31, 2025

As at May 31, 2026, our Assets were $107,584. Total Assets included Current Assets $19,472 and Intangible Assets $88,112. As at May 31, 2026, our Liabilities were $248,326 and Equity was ($140,742).

As at August 31, 2025, our Assets were $141,281. Total Assets included Current Assets $27,099 and Intangible Assets $114,182. As at August 31, 2025, our Liabilities were $200,988 and Equity was ($59,708).

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended May 31, 2026 net cash flows used in operating activities was $53,755.

For the nine months ended May 31, 2025 net cash flows used in operating activities was $47,175.

CASH FLOWS FROM INVESTING ACTIVITIES

We had no cash used in investing activities during the nine months ended May 31, 2026 and 2025.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended May 31, 2026 net cash flows provided by financing activities was $47,437.

For the nine months ended May 31, 2025 net cash flows provided by financing activities was $50,987.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the 7311 Oxford Ave, Philadelphia, PA 19111 United States on June 29, 2026.

E-SMART CORP.

By: /s/ Diana Vasylenko
Name: Diana Vasylenko
Title: President, Chief Executive Officer, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)