Form 10-K
period 2026-08-31
E-Smart Corp.
filed 2026-11-10
CIK 1995920

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2026

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File No. 333-275161

E-SMART CORP.
(Exact name of registrant as specified in its charter)

Nevada	EIN 35-2810816
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

Pau Claris 79

Barcelona 8010

Spain

Tel. +1620-3079197

Email: office@e-smart.io

(Address, including zip code,

and telephone number, including area code,

of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or

Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of August 31, 2026, the last business day of the registrant’s most recently completed fiscal year , was $0.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2026
Common Stock: $0.001	3,799,469

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

PART I

Item 1. Description of Business

E-Smart Corp. (“the Company”, “we”, “us” or “our”) was incorporated on June 6, 2023 under the laws of the State of Nevada United States of America. E-Smart Corp. operates a digital platform for tattoo artist discovery and design. Our platform provides a catalog of tattoo artists, with profiles that allow prospective clients to review artists’ work. We also publish monthly tattoo related news and information to keep users informed about industry developments, tattoo styles, new materials, and innovations.

AI Tattoo Generator

AI Tattoo Generator (the “AI Tattoo Idea Generator API”) is a digital tool for developing tattoo design ideas. It allows users submit an idea at https://e-smart.io/idea-generator/, and produce tattoo sketches to explore. As a product, it serves the idea development stage of the tattoo journey, helping users give shape to a concept before deciding how to pursue it with an artist. The free option gives users access to the generator.

Our primary executive office is located at Pau Claris 79, Barcelona 8010, Spain, and we can be reached via phone at +16203079197.

Our Web Site

Our website is located at https://e-smart.io.

Monetization Strategy

Our monetization strategy includes offering access to the AI Tattoo Idea Generator API through an application programming interface, enabling businesses and developers to leverage our technology to enhance their own products and services.

The service is offered based on plans. Businesses and developers can integrate this technology into their products and services by subscribing to the API. The Starter and Power Pack provide access for one month with different allowances: 1,000 and 2,500 API requests, respectively. Businesses and developers can submit a request through the website to access a paid plan. Paid plans are payable in advance, and revenue from each plan is recognized ratably over its one-month term.

We continue to explore other revenue avenues, including premium features, and strategic partnerships with tattoo-related businesses.

E-Smart Corp. offers a free online Tattoo Cost Calculator that estimates the price of a tattoo from three inputs: size, color option, and artist experience level. The tool is intended for budgeting and planning purposes. Estimates are not final quotes; actual pricing is determined by the artist and depends on the design, placement, and studio rates.

Competition

E-Smart Corp. operates in a highly competitive landscape within the tattoo industry, where innovation and efficient customer engagement are critical for success. The Company's digital platform aims to improve how tattoo artists and clients find and engage with one another, with a focus on time saving tools and services. We compete with online platforms and mobile applications that connect consumers with tattoo artists, as well as with social media platforms such as Instagram and word of mouth referrals that artists and clients have traditionally used to find one another. We also compete with tattoo focused AI design generators and visualization apps, and with general purpose AI image generation tools that can be used to create tattoo concepts. These products may offer features such as prompt based design generation, editing, previews, or stencil creation, and may compete with our AI powered design tools for users and spending.

Many existing and potential competitors have greater financial, technical, marketing, and personnel resources than we do, longer operating histories, greater brand recognition, and larger or more established client and artist bases. These factors may give them a competitive advantage. Competition in AI based design may also intensify as existing products add features, new products enter the market, or general-purpose tools become more capable of producing tattoo concepts. We believe our primary competitive factors include the quality and usability of our platform, the functionality of our AI powered design tools, the size and quality of our artist database, and our pricing. There can be no assurance that we will compete successfully against current or future competitors.

Promotion and Marketing

We engage third-party providers to support our marketing activities and plan to expand our marketing efforts as our business develops to promote our platform through social media marketing and strategic partnerships.

Employees

Ms. Vasylenko, the Company’s President, Chief Executive Officer, Treasurer, Secretary and Director, continues to devote approximately 40 hours per week to Company matters. Ms. Vasylenko does not receive any compensation for her services. Other than Ms. Vasylenko, the Company has no employees, full-time or part-time. On January 30, 2026, the Board of Directors appointed Lukas Diaz and Manuel Martinez Garcia as independent, non-employee directors. The Company’s Board of Directors currently consists of three directors.

Government Regulation

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to our operations in any jurisdiction in which we conduct business. We do not believe that existing or probable government regulation, including applicable export or import controls, will have a material impact on the way we conduct our business.

Patents, Trademarks and Copyrights

We do not own, either legally or beneficially, any patents or trademarks. We intend to protect our website (https://e-smart.io/) under copyright law. Other than our trade name, we do not hold any other intellectual property.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding involving the Company.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not required for smaller reporting companies.

Item 1C. Cybersecurity

Risk Management and Strategy. We have not adopted formal cybersecurity policies or procedures. Given our size and limited resources, our sole officer is responsible for assessing, identifying and managing material risks from cybersecurity threats, including risks related to our website, the AI Tattoo Idea Generator API and our use of third-party hosting and other service providers. We have not engaged assessors, consultants, auditors or other third parties in connection with these processes. As of the date of this report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

Governance. Our Board of Directors is responsible for the oversight of risks from cybersecurity threats. Ms. Vasylenko, our President and Chief Executive Officer, is responsible for assessing and managing such risks and reports to the Board on cybersecurity matters as they arise.

Item 2. Properties

Our primary executive office is located at Pau Claris 79, Barcelona 8010, Spain. We maintain our statutory registered agent's office at 7311 Oxford Ave, Philadelphia, PA 19111. Our phone number is +16203079197.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB market under the symbol ESMR.

Registered Holders of our Common Stock

As of November 10, 2026, the 3,799,469 issued and outstanding shares of common stock were held by a total of 51 shareholders of record.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended August 31, 2026 and 2025, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended August 31, 2026 and 2025, the Company did not repurchase any shares of its Common Stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

 We are a corporation with limited operations and minimal revenues from our business operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements as of August 31, 2026, that appear elsewhere in this filing. This filing contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

In General

E-Smart Corp. (“Company”) was incorporated on June 06, 2023 under the laws of Nevada. We are a Nevada-incorporated Company operating a digital platform for tattoo artist discovery and design ideation. The platform features a catalog of tattoo artists with profiles showcasing their work and contact options, as well as tattoo related news and information.

E-Smart Corp. also offers an AI powered tattoo idea generator that creates sketch concepts based on user input. The generator is available through a free option and paid plans with set usage limits. The platform is designed to help prospective clients explore tattoo styles and artists, develop initial design concepts, and contact artists.

Plan of Operations

Fiscal year ended August 31, 2026 compared to fiscal year ended August 31, 2025

During the years ended August 31, 2026 and 2025 we have generated $42,870 and $29,289 in revenues, respectively. Revenue increased by $13,581 in fiscal 2026. The increase primarily reflected continued purchases by established customers, expansion of the customer base, and price increases for the Company’s plans implemented during fiscal 2026.

Our net loss for the fiscal year ended August 31, 2026 was $127,976 compared to a net loss of $68,034 during the fiscal year ended August 31, 2025.

Cost of revenue was $55,160 for the fiscal year ended August 31, 2026, compared to $52,144 for the fiscal year ended August 31, 2025, consisting of server lease costs of $20,400 and $17,384, respectively, and amortization of the website and API software of $34,760 in each year. Gross loss was $12,290 in fiscal 2026, compared to $22,897 in fiscal 2025. The improvement of $10,607 reflected higher revenue.

General and administrative expenses were $107,006 for the fiscal year ended August 31, 2026, compared to $35,244 for the fiscal year ended August 31, 2025. The increase of $71,762 was primarily due to higher legal and professional fees of $33,560, including $9,625 of OTCQB annual market fees and higher costs related to our public company reporting obligations, higher marketing expenses of $19,316, and website maintenance expenses of $19,300 incurred in fiscal 2026.

The number of shares outstanding was 3,799,469 and 5,799,469 as of August 31, 2026 and 2025, respectively. The decrease of 2,000,000 shares reflects the return of 2,000,000 shares of restricted common stock to the Company by our Chief Executive Officer, Diana Vasylenko, for no consideration on January 28, 2026; the shares were subsequently cancelled.

Liquidity and Capital Resources

Fiscal year ended August 31, 2026 and 2025

As of August 31, 2026, our total assets were $89,914 consisting of $10,492 current assets and $79,422 intangible assets. As of August 31, 2025, our total assets were $141,281 consisting of $27,099 current assets and $114,182 intangible assets.

As of August 31, 2026, we had cash of $601 and a working capital deficit of $258,426, compared to cash of $6,825 and a working capital deficit of $173,889 as of August 31, 2025.

Our principal source of liquidity has been loans from our Chief Executive Officer, Diana Vasylenko, under a loan agreement that provides for maximum borrowings of $320,000. As of August 31, 2026, $254,755 was outstanding and $65,245 remained available under the agreement. The loan is non-interest-bearing and is repayable upon the lender’s request; accordingly, it is classified as a current liability. Ms. Vasylenko is not obligated to advance funds in excess of the facility amount, and there can be no assurance that she will continue to provide funding.

We have incurred recurring losses, used $60,188 of cash in operating activities during fiscal 2026 and had a working capital deficit of $258,426 as of August 31, 2026. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date our financial statements are issued. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 2 to the financial statements.

Cash Flows from Operating Activities

For the year ended August 31, 2026, net cash flows used in operating activities was $60,188. For the year ended August 31, 2025, net cash flows used in operating activities was $43,452.

Cash Flows from Investing Activities

There was no net cash flow from investing activities for the year ended August 31, 2026. For the year ended August 31, 2025, there was no net cash flow from investing activities.

Cash Flows from Financing Activities

For the year ended August 31, 2026, net cash flows provided by financing activities was $53,964 under loan agreement with Diana Vasylenko, the Company’s Chief Executive Officer, President, Treasurer, Secretary and Director. The loan has a stated interest rate of 0%; however, the Company recorded $8,680 of noncash imputed interest expense during fiscal 2026. The loan is to be repaid over five years from Company revenues after the Company achieves “significant financial returns”; however, the agreement permits repayment upon the lender’s request, and the loan is therefore classified as a current liability. For the year ended August 31, 2025, net cash flows provided by financing activities was $49,731 from director loan and capital stock.

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

Recent Accounting Pronouncements

Recently adopted. The Company adopted ASU 2023-07, Segment Reporting (Topic 280), retrospectively for the fiscal year ended August 31, 2025. The Company has a single reportable segment, and its Chief Executive Officer is the chief operating decision maker. The adoption affected disclosures only.

Not yet adopted. As an emerging growth company using the extended transition period, the Company will adopt the following standards:

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands rate reconciliation and income taxes paid disclosures, for the fiscal year ending August 31, 2027;

ASU 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40), as clarified by ASU 2025-01, which requires disaggregation of certain expenses, for the fiscal year ending August 31, 2028; and

ASU 2025-06, Internal-Use Software (Subtopic 350-40), which revises the criteria for capitalizing software and website development costs, for the fiscal year ending August 31, 2029, with early adoption permitted.

The Company expects ASU 2023-09 and ASU 2024-03 to affect disclosures only and is evaluating the impact of ASU 2025-06. Other recently issued pronouncements are not expected to have a material impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The Company’s Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm are set forth on pages F-1 through F-15 of this report and are incorporated by reference in this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our independent registered public accounting firm, Victor Mokuolu CPA PLLC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that would be required to be reported under Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the CEO as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2026, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO, and identified the following material weaknesses:

Segregation of duties and accounting expertise. We have one executive officer, Diana Vasylenko, who performs the functions of principal executive, financial and accounting officer, and we have no personnel with the accounting expertise necessary to ensure accurate financial reporting under U.S. GAAP.

Oversight. We do not have a separately designated audit committee. Our entire Board of Directors, which includes two independent directors appointed on January 30, 2026, performs the functions of an audit committee, and none of our directors qualifies as an “audit committee financial expert.”

Information technology controls. We have no formal procedures for regular backup and off-site storage of financial data.

As a result of these material weaknesses, management concluded that our internal control over financial reporting was not effective as of August 31, 2026. We intend to remediate these weaknesses as our resources permit, including by engaging outside accounting consultants and implementing formal data backup procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended February 28, 2026, our Board of Directors appointed two independent directors, Lukas Diaz and Manuel Martinez Garcia, who participate in the Board’s oversight of our financial reporting and internal controls. These changes have not remediated the material weaknesses identified in our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The name, age and titles of our executive officer and Director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Diana Vasylenko Pau Claris 79, Barcelona 8010, Spain (main business address)	27	President, Chief Executive Officer, Treasurer, Secretary and Director
Lukas Diaz Pau Claris 79, Barcelona 8010, Spain (main business address)	36	Director
Manuel Martinez Garcia Pau Claris 79, Barcelona 8010, Spain (main business address)	53	Director

The persons named above have held their respective offices/positions since the inception of our Company or, in the case of the directors appointed during fiscal year 2026, since their respective dates of appointment, and are expected to hold said offices/positions until the next annual meeting of our stockholders.

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

Our Director devotes 40 hours a week to planning and organizing the activities of E-Smart Corp. She is not engaged in any full-time employment or significant business commitments apart from her responsibilities at E-Smart Corp.

Lukas Diaz

Mr. Lukas Diaz has served as a Director of E-Smart Corp. since January 30, 2026, following his appointment by the Board as an Independent Director.

Mr. Diaz holds a degree in Business Administration and Management from the University of Barcelona. He has over five years of experience in digital platforms and creative marketplaces, with a focus on connecting service providers and end users through scalable online solutions relevant to creative industries. During the past five years, he has served in roles including Digital Platform Product Manager, where he was responsible for coordinating platform development, optimizing user experience, and supporting growth initiatives for online services.

Manuel Martinez Garcia

Mr. Manuel Martinez Garcia has served as a Director of E-Smart Corp. since January 30, 2026, following his appointment by the Board as an Independent Director. Mr. Martinez Garcia holds a degree in Technology and Engineering Management from Rovira i Virgili University in Tarragona, Spain. He has more than five years of experience in business strategy, advisory services, and digital commerce, particularly in connection with consumer-facing digital platforms. During the past five years, he has served in roles including Technology Strategy and Operations Advisor, providing guidance on digital transformation, platform scalability, and operational planning for technology-enabled businesses, including advising on platform strategy, evaluating collaboration structures, and supporting the development of digital solutions aligned with the Company's focus.

The Board has determined that each of Mr. Diaz and Mr. Martinez Garcia is independent in accordance with applicable SEC rules and the Company's corporate governance standards. Neither has any family relationship with any other director or executive officer of the Company, and neither has engaged in any related-party transaction with the Company requiring disclosure under Item 404(a) of Regulation S-K.

Code of Business Conduct

The Company has not adopted a written code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The Company has not adopted such a code because of its small size and limited operations.

Board Committees

We do not have a standing audit, compensation or nominating committee. Our entire Board of Directors performs the functions of an audit committee, including oversight of our financial reporting, internal controls and relationship with our independent registered public accounting firm. Given our limited operations, the Board believes that it is not necessary to have separate committees at this time.

Audit Committee Financial Expert

Our Board of Directors has not determined that any of its members qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. Given the Company’s limited operations and resources, we have not been able to attract a qualified financial expert to serve on our Board. We intend to consider appointing such a director as our operations develop.

Item 11. Executive Compensation

The table below summarizes the total compensation earned by each of our named executive Officers (“NEO”) for each of the fiscal years listed.

Summary Compensation Table

Name	Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total Compensation ($)
Diana Vasylenko	President, Chief Executive Officer, Treasurer, Secretary and Director	2026	-0-	-0-	-0-	-0-	-0-	-0-	-0-
		2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Since the Company's inception on June 6, 2023, Diana Vasylenko has not received any compensation for her services as President, Chief Executive Officer, Treasurer, Secretary and Director.

Director Compensation

Mr. Diaz and Mr. Martinez Garcia were appointed to the Board of Directors on January 30, 2026, and have not received any cash, equity, or other compensation for their services as directors through August 31, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of August 31, 2026 of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

Beneficial Owner*	Number of Shares	Owned Percent of Class**
Diana Vasylenko	2,500,000	65.80%
Lukas Diaz	-	-
Manuel Martinez Garcia	-	-
TOTAL	2,500,000	65.80%

 (*) Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities.

(**) Percent of class is calculated on the basis of the number of shares outstanding shares outstanding on November 10, 2026 - 3,799,469.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related person transactions, including the Sarbanes-Oxley Act of 2002. A related person is an executive officer, director or more than 5% stockholder of E-Smart Corp., including any immediate family members, and any entity owned or controlled by such persons. Our Board of Directors (excluding any interested director) reviews and approves related-person transactions. The Company does not maintain a separate standing committee for related-person transactions.

On June 6, 2023, the Company entered into a loan agreement with Diana Vasylenko, the Company’s Chief Executive Officer, President, Treasurer, Secretary and Director. The agreement established a Loan Amount of $70,000. The Loan Amount was increased from $70,000 to $220,000 by an amendment dated November 14, 2023.

During the fiscal year ended August 31, 2026, the maximum amount available to the Company under the loan agreement was increased from $220,000 to $320,000, effective January 30, 2026. As of August 31, 2026, the amount due to Ms. Vasylenko under this related-party loan was $254,755, compared to $200,790 as of August 31, 2025, and $65,245 remained available under the agreement. The loan has a stated interest rate of 0% and provides for no contractual interest or fees. Imputed interest expense of $8,680 for the year ended August 31, 2026 was recorded as additional paid-in capital. The agreement states that the loan is to be repaid over five years from Company revenues after the Company achieves “significant financial returns”. The agreement also permits repayment upon the lender’s request; accordingly, the loan is classified as a current liability.

On January 28, 2026, Ms. Vasylenko returned 2,000,000 shares of restricted common stock to the Company for no consideration, and the Company subsequently cancelled these shares.

The return of the shares was not made in connection with, and was not a condition of January 30, 2026 amendment of the loan agreement or the appointment of the Company’s independent directors. No consideration was paid, and no other agreement or arrangement was entered into, in connection with the return of the shares.

Director Independence

Our Board of Directors has determined that Lukas Diaz and Manuel Martinez Garcia are independent directors, as such term is defined under applicable SEC rules and the Company's corporate governance standards. Diana Vasylenko is not independent because she also serves as the Company's President, Chief Executive Officer, Treasurer, Secretary and Director. Our common stock is not currently listed on a national securities exchange; in determining director independence, the Board has applied independence standards substantially similar to those set forth in the applicable listing standards of a national securities exchange.

Item 14. Principal Accountant Fees and Services

Set forth below is a summary of certain fees paid to our independent auditor Victor Mokuolu CPA PLLC for services for the fiscal years 2026 and 2025, respectively.

Fee Category	Fiscal Year 2026	Fiscal Year 2025
Audit Fees	$16,500	$17,423
Tax Fees	—	—
All Other Fees	—	—
Total	$16,500	$17,423

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

1) Financial Statements:

2) Financial Statement Schedules:

Not applicable.

3) Exhibits

#	19	Insider Trading Policy(incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K filed with the SEC on November 26, 2025)
#	31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
E-SMART CORP.
Date: November 10, 2026	By:	/s/	Diana Vasylenko
		Name:	Diana Vasylenko
		Title:	President, Chief Executive Officer, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
E-SMART CORP.
Date: November 10, 2026	By:	/s/	Diana Vasylenko
		Name:	Diana Vasylenko
		Title:	President, Chief Executive Officer, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Date: November 10, 2026	By:	/s/	Lukas Diaz
		Name:	Lukas Diaz
		Title:	Director

Date: November 10, 2026	By:	/s/	Manuel Martinez Garcia
		Name:	Manuel Martinez Garcia
		Title:	Director

INDEX TO FINANCIAL STATEMENTS

E-SMART CORP.

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

E-Smart Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of E-Smart Corp. (the “Company”) as of August 31, 2026 and 2025, the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended August 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations, has an accumulated deficit of $238,225 and a working capital deficit of $258,426 as of August 31, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Victor Mokuolu, CPA PLLC
We have served as the Company’s auditor since 2024.
Houston, Texas

November 10, 2026 PCAOB ID: 6771

E-Smart Corp.

Balance Sheets

As of August 31, 2026 and 2025

	August 31, 2026	August 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$601	$6,825
Prepaid Expenses	9,891	20,274
Total Current Assets	10,492	27,099

Intangible Assets
Intangible Assets	173,800	173,800
Accumulated Amortization	(94,378)	(59,618)
Total Intangible Assets	79,422	114,182
Total Assets	$89,914	$141,281

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Related Party Loans	$254,755	$200,790
Accounts Payable	298	198
Deferred Revenue	13,865	-
Total Current Liabilities	268,918	200,988
Total Liabilities	268,918	200,988

Commitments and contingencies (Note 7)	-	-
Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 3,799,469 and 5,799,469 shares issued and outstanding at August 31, 2026 and 2025, respectively	3,799	5,799
Additional Paid-in Capital	55,422	44,742
Accumulated Deficit	(238,225)	(110,249)
Total Stockholders’ Deficit	(179,004)	(59,708)
Total Liabilities and Stockholders’ Deficit	$89,914	$141,281

See accompanying notes, which are an integral part of these financial statements

E-Smart Corp.

Statements of Operations

For the Years Ended August 31, 2026 and 2025

	For the year ended August 31, 2026	For the year ended August 31, 2025

REVENUES	$42,870	$29,289
Discounts given	-	(42)
REVENUES, NET	42,870	29,247

COST OF REVENUE
Server lease	20,400	17,384
Amortization	34,760	34,760
Total cost of revenue	55,160	52,144
GROSS LOSS	(12,290)	(22,897)

OPERATING EXPENSES
General and Administrative Expenses	107,006	35,244
TOTAL OPERATING EXPENSES	107,006	35,244
LOSS FROM OPERATIONS	(119,296)	(58,141)
OTHER INCOME (LOSS)
Interest Income	-	5
Interest Expense	(8,680)	(9,898)
TOTAL OTHER INCOME (LOSS)	(8,680)	(9,893)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(127,976)	$(68,034)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,621,386	5,510,942

See accompanying notes, which are an integral part of these financial statements

E-Smart Corp.

Statements of Changes in Stockholders’ Deficit

For the Years Ended August 31, 2026 and 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’
	Shares	Amount			Deficit
Balance as of August 31, 2024	4,500,000	$4,500	$6,905	$(42,215)	$(30,810)
Common Shares Issued for Cash	1,299,469	1,299	27,939	-	29,238
Imputed Interest	-	-	9,898	-	9,898
Net Loss for the Period	-	-	-	(68,034)	(68,034)
Balance as of August 31, 2025	5,799,469	$5,799	$44,742	$(110,249)	$(59,708)
Common Shares Cancelled	(2,000,000)	(2,000)	2,000	-	-
Imputed Interest	-	-	8,680	-	8,680
Net Loss for the Period	-	-	-	(127,976)	(127,976)
Balance as of August 31, 2026	3,799,469	$3,799	$55,422	$(238,225)	$(179,004)

See accompanying notes, which are an integral part of these financial statements

E-Smart Corp.

Statements of Cash Flows

For the Years Ended August 31, 2026 and 2025

	For the year ended August 31, 2026	For the year ended August 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(127,976)	$(68,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	34,760	34,760
Changes in operating assets and liabilities:
Accounts Payable	100	198
Prepaid Expense	10,383	(20,274)
Deferred Revenue	13,865	-
Imputed Interest	8,680	9,898
Cash flows used in Operating Activities	(60,188)	(43,452)
CASH FLOWS FROM INVESTING ACTIVITIES
Intangible Assets	-	-
Cash flows used in Investing Activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Director Loan (proceeds /repayment)	53,964	20,493
Issuance of capital stock	-	29,238
Cash Flows provided by Financing Activities	53,964	49,731
NET CHANGE IN CASH	(6,224)	6,279
Cash, beginning of period	6,825	546
Cash, end of period	$601	$6,825

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Return and cancellation of common stock by officer	(2,000)	-

See accompanying notes, which are an integral part of these financial statements

E-Smart Corp.

Notes to the Financial Statements

Years ended August 31, 2026 and 2025

Note 1 – Organization and nature of business

E-Smart Corp. (“Company,” “we,” “us,” or “our”) was incorporated on June 6, 2023, under the laws of the State of Nevada, USA. E-Smart Corp. operates a digital platform for tattoo artist discovery and design. Our platform provides a catalog of tattoo artists, with profiles that allow prospective clients to review artists’ work. We also publish monthly tattoo related news and information to keep users informed about industry developments, tattoo styles, new materials, and innovations.

The Company also offers AI Tattoo Generator (the “AI Tattoo Idea Generator API”), a digital tool that generates tattoo sketch concepts from user input. The AI Tattoo Idea Generator is available to individual users through the Company’s website and to businesses and developers through the AI Tattoo Idea Generator API, which is offered under paid subscription plans. Subscriptions to the AI Tattoo Idea Generator API are currently the Company’s sole source of revenue.

The Company’s principal executive office is located in Barcelona, Spain, from which its sole officer manages the Company’s operations.

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

E-Smart Corp. has generated $42,870 of revenue and incurred a net loss of $127,976 for the year ended August 31, 2026, additionally, it’s reporting an accumulated deficit since inception of $238,225 as of August 31, 2026.

The Company's capacity to operate as a going concern is reliant on its ability to generate profitable operations in the future and/or secure the required funding to meet its obligations and settle liabilities resulting from standard business operations when they become due. Management plans to finance operating expenses for the next twelve months through loans from the Company’s Chief Executive Officer and/or a private offering of common stock. As of August 31, 2026, the Company had cash of $601, a working capital deficit of $258,426 and $65,245 of remaining availability under the related party loan agreement, under which the outstanding balance is repayable upon the lender’s request. Net cash used in operating activities was $60,188 for the year ended August 31, 2026. The Company has no commitments for additional financing, and management’s plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern.

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

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions denominated in currencies other than the U.S. dollar (principally the euro) are remeasured into U.S. dollars at the exchange rates in effect on the transaction dates, and monetary assets and liabilities denominated in foreign currencies are remeasured at period-end exchange rates. Foreign currency transaction gains and losses are included in the statements of operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $601 and $6,825 of cash as August 31, 2026 and 2025, respectively.

Prepaid Expenses

Prepaid expenses consist of amounts paid in advance for services and lease payments and are expensed on a straight-line basis over the related service periods. As of August 31, 2026 and 2025, prepaid expenses were $9,891 and $20,274, respectively. The August 31, 2026 balance consists of $6,875 of the OTCQB annual market fee for the period ending January 31, 2027 and $3,016 of prepaid server lease payments for the period ending October 23, 2026.

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. As of August 31, 2026, the Company had accounts payable of $298.

Intangible Assets and Impairment of Long-Lived Assets

Intangible assets consist of the Company’s website and AI Tattoo Idea Generator API software, which were acquired from a third party. Costs to acquire internal-use software and website development costs incurred during the application development stage are capitalized in accordance with ASC 350-40, Internal-Use Software, and ASC 350-50, Website Development Costs; costs incurred during the preliminary project and post-implementation/operating stages, including website maintenance are expensed as incurred. Capitalized costs are amortized on a straight-line basis over an estimated useful life of five years from the date the asset is placed in service. As of August 31, 2026, the Company had accumulated amortization of $94,378.

The Company reviews long-lived assets, including intangible assets subject to amortization, for impairment in accordance with ASC 360-10 whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset group with the undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount is not recoverable, an impairment loss is recognized for the amount by which the carrying amount exceeds fair value. No impairment was recognized for the years ended August 31, 2026 and 2025.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of August 31, 2026, no tax year is under examination by federal, state or local governmental authorities. Because the Company is a U.S. corporation that is more than 25% owned by a foreign person, it must file IRS Form 5472 with its federal income tax return to report reportable transactions with its foreign related party, including the related party loans described in Note 6. The Company has filed its U.S. corporate income tax returns on Form 1120, together with the required Forms 5472, for each tax year since inception: the periods ended August 31, 2023, 2024 and 2025. The Company has not been assessed any penalties for these filings and has not accrued any amounts for penalties or interest. If penalties and interest are incurred as a result of an examination, they will be included in the income tax section of the statement of operations.

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

Revenue Recognition

Under Accounting Standards Codification No. 606, "Revenue from Contracts with Customers" ("ASC 606"), the Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. ASC 606 establishes a five-step model for revenue recognition:

1. Identify the contract with the customer: The Company enters into subscription agreements for its API services with customers. The Company offers the "AI Powered Tattoo Artist API," a subscription-based API service that utilizes artificial intelligence to generate custom tattoo designs. The "AI Powered Tattoo Artist" API is available through both a free trial plan with limited features and paid monthly plans for different amounts of API requests. Customers may prepay several months at once.

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

5. Recognize revenue when (or as) the performance obligation is satisfied: Revenue is recognized over time as API access is provided, typically ratably over the subscription period. Revenue is recognized regardless of the number of API requests used; unused requests expire at the end of each month.

The Company also licenses copies of its API software to customers for their internal use for a fixed fee; revenue from these licenses is recognized at the point in time the software is delivered.

During the years ended August 31, 2026 and 2025, the Company recorded revenue, net of discounts, of $42,870 and $29,247, respectively, consisting of subscription revenue of $36,870 and $17,192, respectively, and software license revenue of $6,000 and $12,055, respectively.

Plans are payable in advance. Deferred revenue was $13,865 and $0 as of August 31, 2026 and 2025, respectively. The August 31, 2026 balance related to three customers those prepaid plans for up to three months and was recognized as revenue in the first quarter of fiscal 2027. Because all contracts have a duration of one year or less, the Company does not disclose remaining performance obligations, as permitted by ASC 606-10-50-14. The Company did not recognize accounts receivable as of August 31, 2026 or 2025.

During the year ended August 31, 2026, three customers accounted for 31%, 19% and 14% of revenue. During the year ended August 31, 2025, five customers accounted for 21%, 21%, 13%, 10% and 10% of revenue.

Cost of Revenue

Cost of revenue consists of costs directly attributable to providing access to the Company’s API services, comprising server lease costs and amortization of the website and API software. Website maintenance, marketing and other general costs are included in general and administrative expenses.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation. In fiscal 2026, the Company began presenting cost of revenue and gross profit (loss) in its statements of operations. Accordingly, for the year ended August 31, 2025, server lease costs of $17,384 and amortization of the website and API software of $34,760, totaling $52,144, previously included in general and administrative expenses, have been reclassified to cost of revenue. As a result, general and administrative expenses for fiscal 2025 decreased from $87,388 to $35,244, and a gross loss of $22,897 is presented. The reclassification had no effect on previously reported revenue, loss from operations, net loss, net loss per share, total assets, stockholders’ deficit or cash flows.

Segment Reporting

The Company operates as a single operating and reportable segment, providing access to its AI-powered tattoo design API through subscriptions and, on occasion, software licenses. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”), who evaluates performance and makes decisions about allocating resources on a consolidated basis. The CODM uses net loss, as reported in the statements of operations, to assess performance, monitor actual results against budget and evaluate funding needs. Accordingly, the CODM considers revenue, cost of revenue, general and administrative expenses and interest expense as reported in the statements of operations, and total assets as reported in the balance sheets. No additional expense or asset information that is supplemental to that disclosed in these financial statements is regularly provided to the CODM.

Recent Accounting Pronouncements

Recently adopted

The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, retrospectively for the fiscal year ended August 31, 2026. The Company has a single reportable segment, and its Chief Executive Officer is the chief operating decision maker. The adoption affected disclosures only.

Not yet adopted

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requires disaggregated rate reconciliation information in percentages and amounts and disclosure of income taxes paid by jurisdiction. As an emerging growth company using the extended transition period, the Company will adopt ASU 2023-09 for the fiscal year ending August 31, 2027.

ASU 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40), as clarified by ASU 2025-01, requires disaggregated disclosure of certain expenses included in each expense caption and is effective for the Company for the fiscal year ending August 31, 2028.

ASU 2025-06, Internal-Use Software (Subtopic 350-40): Targeted Improvements, removes the software development project stages and revises the threshold for capitalizing software and website development costs. It is effective for the Company for the fiscal year ending August 31, 2029, with early adoption permitted.

The Company expects ASU 2023-09 and ASU 2024-03 to affect disclosures only and is evaluating the impact of ASU 2025-06 on future website and API development costs. Other recently issued pronouncements are not expected to have a material impact on the Company’s financial statements.

Note 4 – Intangible Assets

Intangible assets relate to the website and API software, which were developed for the Company by a third party, under a Full-Stack Development Agreement dated June 23, 2023, at a total cost of $173,800. The components were placed in service in stages between September 2023 and September 2024, and each component is amortized on a straight-line basis over an estimated useful life of five years from the date it was placed in service. As of August 31, 2026, the amount of intangible assets is $173,800 consisting of website and API. Amortization expense for the year ended August 31, 2026 was $34,760. Accumulated amortization as of August 31, 2026 was $94,378. Amortization expense is included in cost of revenue in the statements of operations.

As of August 31, 2026, estimated future amortization expense for intangible assets is $34,760 for each of the fiscal years ending August 31, 2027 and 2028, $9,902 for the fiscal year ending August 31, 2029.

Intangible assets amounts are as follows:

	Website Development	AI-Powered Tattoo Cost Calculator API	Total
Estimated Useful Life (Years)	5	5

Total Cost of the Asset	$81,000	$92,800	$173,800
Accumulated Amortization at August 31, 2026	(46,058)	(48,320)	(94,378)
Net Book Value at August 31, 2026	$34,942	$44,480	$79,422

Amortization Expense for year ended August 31, 2026	$16,200	$18,560	$34,760

Note 5 – Common Stock

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On June 30, 2023, the Company issued 4,500,000 shares of common stock to its President and Director, Diana Vasylenko, at $0.001 per share.

During the year ended August 31, 2025, the Company issued 1,299,469 shares of common stock for cash proceeds at $0.0225 per share for a total of $29,238.

During the year ended August 31, 2026, the Company did not issue any shares of common stock. On January 28, 2026, Diana Vasylenko, the Company’s President, Chief Executive Officer, Treasurer, Secretary and Director, returned 2,000,000 shares of restricted common stock to the Company for no consideration. These shares were subsequently cancelled by the Company.

As of August 31, 2026, the Company had 3,799,469 shares issued and outstanding.

Note 6 – Related Party

Effective June 6, 2023, the Company entered into a loan agreement with Diana Vasylenko, the Company’s President, Chief Executive Officer, Treasurer, Secretary and Director. The agreement established a Loan Amount of $70,000. The parties amended the agreement on November 14, 2023, increasing the Loan Amount to $220,000, and on January 30, 2026, increasing it to $320,000. The loan has a stated interest rate of 0% and provides for no contractual interest or fees. The agreement states that the loan is to be repaid over five years. The agreement provides for repayment from Company revenues after the Company achieves “significant financial returns” and permits repayment upon the lender’s request.

As of August 31, 2026 and 2025, the amount due to a related party was $254,755 and $200,790, respectively. The loan is due on demand and is therefore classified as a current liability. As of August 31, 2026, $65,245 of the $320,000 facility remained available.

The Company imputes interest on the loan at a market rate and records it as interest expense with a corresponding credit to additional paid-in capital. For fiscal 2026, interest was imputed on the daily outstanding loan balance at the monthly short-term Applicable Federal Rate published by the Internal Revenue Service, which ranged from 3.56% to 4.10% per annum during the year. In prior years, interest was imputed at a fixed rate of 5.25% per annum. Because market interest rates were not stable during fiscal 2026, management concluded that a monthly rate better reflects a market rate for the loan; the change was accounted for prospectively from September 1, 2025 as a change in accounting estimate. Imputed interest expense of $8,680 and $9,898 for the years ended August 31, 2026 and 2025, respectively, was recorded as additional paid-in capital.

Note 7 – Commitments and Contingencies

In the normal course of business, the Company may become a party to litigation matters involving claims against it. As of August 31, 2026, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 8 – Income Taxes

At August 31, 2026 and 2025, the Company had net operating loss carryforwards for federal income tax purposes of approximately $212,742 and $93,446, respectively, available to offset future taxable income. Net operating losses arising in tax years beginning after December 31, 2017 may be carried forward indefinitely but may offset no more than 80% of taxable income in any year. Imputed interest on the related party loan (Note 6) is not deductible for income tax purposes and is treated as a permanent difference; cumulative imputed interest through August 31, 2026 was $25,483. Amortization of intangible assets for income tax purposes is the same as for financial reporting purposes, and accordingly no temporary difference arises. Because realization of the related future tax benefits is not considered more likely than not, no benefit has been recognized in these financial statements, and a full valuation allowance has been recorded against the associated deferred tax asset.

The valuation allowance totaled approximately $44,676 at August 31, 2026, reflecting a net increase of $25,052 during the year. Management assesses the realizability of deferred tax assets by evaluating whether it is more likely than not that some or all of the deferred tax assets will not be realized, considering the scheduled reversal of deferred tax liabilities, projected future taxable income, and available tax planning strategies. Based on this assessment, management concluded that sufficient uncertainty exists to warrant a full valuation allowance as of August 31, 2026. All tax years since the Company's inception remain open to examination by taxing authorities.

For the years ended August 31, 2026 and 2025, the components of the Company’s deferred tax assets are as follows:

	August 31, 2026	August 31, 2025
Non-current deferred tax assets:
Net operating loss carryforward	$44,676	$19,624
Total deferred tax assets	44,676	19,624
Valuation allowance	(44,676)	(19,624)
Net deferred tax assets	$-	$-

For the years ended August 31, 2026 and 2025, the actual tax benefit differed from the amount computed by applying the expected statutory rate of 21%, as follows:

	August 31, 2026	August 31, 2025
Computed “expected” tax expense (benefit)	$(26,875)	$(14,287)
Nondeductible imputed interest	1,823	2,079
Change in valuation allowance	25,052	12,208
Actual tax expense (benefit)	$-	$-

Given the uncertainty surrounding realization, the Company has recorded a full valuation allowance against the deferred tax benefit related to these unutilized net operating losses. In accordance with ASC 740, management has reviewed the Company's tax positions and identified no significant uncertain positions beyond those already disclosed.

Note 9 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation, the Company has determined that there are no material subsequent events requiring recognition or disclosure in these financial statements.